Form 10QSB
period 2002-03-31
MCKENZIE BAY INTERNATIONAL
filed 2002-07-26
CIK 1144216

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-QSB

                             QUARTERLY REPORT UNDER
                              Section 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 March 31, 2002

==============================================================================


                        McKenzie Bay International, Ltd.
                 (Name of Small Business Issuer in its Charter)

                                    Delaware
         (State or other Jurisdiction of Incorporation or Organization)

                                  [51-0386871]
                       (IRS Employer Identification No.)


                  3362 Moraine Drive, Brighton, Michigan 48114
               (Address of Principal Executive Offices/Zip Code)


                                 (810) 220-5948
                (Issuer's telephone number, including area code)



                  Securities outstanding as of March 31, 2002
                    20,762,275 Common shares $.01 Par Value


==============================================================================

TABLE OF CONTENTS                                                       PAGE

PART I -- FINANCIAL INFORMATION............................................1

ITEM 1.  FINANCIAL STATEMENTS......................................F-1 - F-8
ITEM 2.  PLAN OF OPERATION...............................................3-4

PART II - OTHER INFORMATION................................................5

ITEM 1.  LEGAL PROCEEDINGS.................................................5
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................5
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............5
ITEM 5.  OTHER INFORMATION.................................................5
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................5

SIGNATURES.................................................................6


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


TABLE OF CONTENTS FOR INTERN FINANCIAL STATEMENTS                       PAGE

BALANCE SHEETS as of March 31, 2002  (Unaudited).........................F-1

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for three month periods ending March 31,2002  (Unaudited)................F-2

CONSOLIDATED STATEMENT OF LOSS for three month periods ending
March 31,2002 and March 31, 2001 and for the six month periods ending March 31, 2002 and March 31, 2001(Unaudited)......................F-3

STATEMENT OF CASH FLOWS for three month periods ending March 31,
2002 and March 31, 2001 and for the six month period
ending March 31, 2002 and March 31, 2001(Unaudited)......................F-4

NOTES TO THE FINANCIAL STATEMENTS.................................F-5 to F-8

PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements


                        MCKENZIE BAY INTERNATIONAL LTD.

            SECOND QUARTER INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited  See Notice to Reader)

                                 MARCH 31, 2002


                                NOTICE TO READER

We have compiled the second quarter interim consolidated balance sheet of McKenzie Bay International Ltd. as at March 31, 2002 and the interim consolidated statements of changes in shareholders' equity, loss and cash flows for the three months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

                                                /s/ Zaritsky Penny LLP
                                                    -------------------
                                                    Zaritsky Penny LLP
    London, Ontario, Canada                         Chartered Accountants
    July 3, 2002

                        MCKENZIE BAY INTERNATIONAL LTD.

               SECOND QUARTER INTERIM CONSOLIDATED BALANCE SHEET
                        (Unaudited See Notice to Reader)

                                 MARCH 31, 2002
                         (Amounts stated in US dollars)

                                                                 March 31,       September 30,
                                                                   2002              2001
                                     ASSETS
Current:
        Cash and cash equivalents                             $    274,704      $    654,186
        Marketable securities (note 2)                             567,263         1,767,835
        Accounts receivable                                        176,074            84,438
        Prepaid expenses and deposits                               24,613            44,443
                                                                 1,042,654           783,067

Investment in Vanteck (VRB) Technology Corp. (note 2)              567,263         1,767,835
Reclamation cash bond                                              338,685           338,685
Capital assets (note 3)                                             93,585           103,375
Goodwill                                                           177,188                 -
Incorporation and reorganization costs, net                         44,975            49,137
                                                              $  1,697,087      $  3,042,099

LIABILITIES & STOCKHOLDERS' EQUITY
Current:
        Accounts payable and accrued liabilities              $  1,769,191      $    748,440
        Convertible notes payable                                   23,055            23,055
        Current portion of long-term debt                           34,629            32,794
                                                                 1,826,875           804,289

Long-term debt (note 4)                                             51,269            69,101
Government assistance (note 5)                                     846,584                 -
Reclamation and closure liabilities                                250,000           250,000
                                                                 2,974,728         1,123,390

Stockholders' equity
        Capital stock (note 4) -
                75,000,000 common stock authorized,
                 at $0.001 par value
                20,762,275 common stock issued and
                 outstanding                                        20,680            20,408
        Paid in capital (note 4)                                10,072,644         9,729,027
        Accumulated deficit                                    (11,352,493)       (7,813,194)
        Foreign currency translation adjustment                    (18,472)          (17,532)
                                                                (1,277,641)        1,918,709
                                                              $  1,697,087      $  3,042,099


                            (See accompanying notes)

                        MCKENZIE BAY INTERNATIONAL LTD.

                SECOND QUARTER INTERIM CONSOLIDATED STATEMENT OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                       (Unaudited  See Notice to Reader)

                       THREE MONTHS ENDED MARCH 31, 2002
                         (Amounts stated in US dollars)



                                                                                   Foreign
                                                                                   currency      Total
                                  Common           Paid in         Accumulated     translation   stockholders'
                                  shares           capital         Deficit         adjustment    equity
                                ---------       ------------     ------------    ----------     ------------
Balance, beginning
        of quarter              $  20,506       $  9,836,410     $ (9,010,866)   $  (18,156)    $    827,894
Issuance of common stock              174            236,234                -             -          236,408
Net loss for the quarter                                           (2,341,627)                    (2,341,627)
Change in foreign
        currency translation
        adjustment                      -                  -                -          (316)            (316)
                                ---------       ------------     ------------    ----------     ------------
Balance, end of quarter         $  20,680       $ 10,072,644     $(11,352,493)   $  (18,472)    $ (1,277,641)


                            (See accompanying notes)

                        MCKENZIE BAY INTERNATIONAL LTD.

             SECOND QUARTER INTERIM CONSOLIDATED STATEMENT OF LOSS
                       (Unaudited  See Notice to Reader)

                       THREE MONTHS ENDED MARCH 31, 2002
                         (Amounts stated in US dollars)




                                        Three months ended March 31,    Six months ended March 31,
                                              2002        2001               2002      2001
                                        ------------   ----------     -----------   -----------

Revenue                                 $      6,071   $        -     $     6,071   $         -
                                        ------------   ----------     -----------   -----------
Expenses:
        Exploration expenditures, net
                of grants received           926,825        1,389       1,734,474        18,295
        Wages and benefits                   149,488       93,963         283,014       166,583
        General administration               109,333       36,893         214,965        89,307
        Management salaries                  102,059            -         178,458             -
        Professional fees                     81,409       25,563         103,786        27,008
        Advertising, promotion and
         travel                               50,079       39,556          83,401        43,993
        Property taxes                        12,584        7,915          12,584         7,915
        Amortization                           7,218       90,939          14,542       184,798
        Interest on long-term debt             2,237        3,221           4,669         6,445
        Interest on convertible notes
         payable                                   -            -               -           300
                                           1,441,232      299,439       2,629,893       544,644
                                        ------------   ----------     -----------   -----------

Loss before the following:                (1,435,161)    (299,439)     (2,623,822)     (544,644)
Write-down of assets                               -            -         (11,700)            -
Write-down of investments (note 2)          (758,468)           -        (758,468)            -
Loss on sale of investments                 (148,144)           -        (148,144)            -
Interest income                                  146          288           2,835           518
                                        ------------   ----------     -----------   -----------
Net loss for the period                 $ (2,341,627)  $ (299,151)    $(3,539,299)  $  (544,126)
                                        ------------   ----------     -----------   -----------
Loss per share                               $(0.113)     $(0.017)        $(0.170)      $(0.031)

Shares outstanding                        20,762,275   17,685,891      20,762,275    17,685,891


                            (See accompanying notes)

                        MCKENZIE BAY INTERNATIONAL LTD.

          SECOND QUARTER INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited  See Notice to Reader)

                       THREE MONTHS ENDED MARCH 31, 2002
                         (Amounts stated in US dollars)



                                        Three months ended March 31,    Six months ended March 31,
                                              2002        2001               2002      2001
                                        ------------   ----------       -----------   -----------
Cash flows provided by (used in):

Operating activities:
        Net loss for the period         $(2,341,627)    $(299,151)      $(3,539,299)   $ (544,126)
        Items not affecting cash
            Amortization                      7,218        90,939            14,542       184,798
            Write-down of assets                  -             -            11,700             -
            Write-down of marketable
             securities                     758,468             -           758,468             -
            Loss on sale of marketable
             securities                     148,144             -           148,144             -
        Net change in non-cash working
            capital balances (note 7)       341,494      (285,968)          948,945      (335,505)
                                         (1,086,303)     (494,180)       (1,657,500)     (694,833)

Financing activities:
        Decrease in convertible notes
         payable                                  -             -                 -       (10,600)
        Proceeds from long-term debt        846,584             -           846,584             -
        Payment of long-term debt            (8,096)       (7,284)          (15,997)      (14,393)
        Proceeds from issuance of
            common stock                    236,408       907,680           348,258     1,117,680
        Purchase of common stock for
         treasury                                 -             -            (4,369)            -
                                          1,074,896       900,396         1,174,476     1,092,687

Investing activities:
        Purchase of capital assets                -       (38,000)          (11,700)      (46,910)
        Purchase of goodwill               (177,188)            -          (177,188)            -
        Proceeds from sale of
         marketable securities              293,960             -           293,960             -
                                            116,772       (38,000)          105,072       (46,910)

Effect of foreign currency
        exchange rate changes on cash          (912)       (1,898)           (1,530)       (1,482)

Net increase in cash for the period         104,453       366,318          (379,482)      349,462

Cash (bank indebtedness), beginning
        of period                           170,251       (34,143)          654,186       (17,287)
Cash, end of period                     $   274,704     $ 332,175       $   274,704    $  332,175


                            (See accompanying notes)

                        MCKENZIE BAY INTERNATIONAL LTD.

     NOTES TO THE SECOND QUARTER INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited  See Notice to Reader)

                                 MARCH 31, 2002
           (Amounts stated in US dollars unless indicated otherwise)


1.      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's audited financial statements for the year ended September 30, 2001.

2.      Marketable Securities

The marketable securities represents 1,138,000 common shares of Vanteck (VRB) Technology Corp. At the end of the quarter, the securities were written down by $758,468 to market value of $567,263.


3.      Capital Assets



                                                                       Mar. 31,    Sep. 30,
                                                                        2002         2001
                                                                     -----------   -----------
                                                      Accumulated      Net Book    Net Book

                                            Cost      Amortization     Value       Value
                                        -----------   ------------   -----------   -----------
        Processing equipment            $ 1,735,962      $ 267,351   $ 1,468,611   $ 1,458,311
        Building                            175,389          8,396       166,993       166,993
        Equipment under capital lease       137,435         47,435        90,000       100,000
        Furniture and fixtures                6,749          1,761         4,988         3,838
        Computer                              3,049          1,825         1,224           730
        Office equipment                        542            252           290           324
                                        -----------   ------------   -----------   -----------
                                          2,059,126        327,020     1,732,106     1,730,196
        Less write-down                  (1,914,521)      (276,000)   (1,638,521)   (1,626,821)
                                        -----------   ------------   -----------   -----------
                                        $   144,605      $  51,020   $    93,585   $   103,375



4.      Long-term debt

        Long-term debt consists of the following:

                                                                    2001
                                                                   -------
        Obligation under capital lease, payable in monthly
        blended installments of $3,444, interest at 10%, due
        July 2004                                                $  85,898
        Less current portion                                        34,629
        ------------------------------------------------------------------
                                                                 $  51,269
        ==================================================================

        The company has provided equipment subject to the lease agreement above as collateral for amounts owing.

5.      Repayable Government assistance

        A subsidiary, McKenzie Bay Resources, received financial assistance from the governments of Canada and the Province of Quebec towards the completion of a feasibility study of the Vanadium deposit at Lac Dore. Both of these financial assistance packages have been recorded as liabilities in these financial statements.

        Province of Quebec financial assistance repayable
        in scheduled payments over 4 years after the second
        year of production of the mine.  This assistance is
        forgivable if, after 24 months following the release
        of the feasibility study, a decision to begin
        production is not made.                                  $ 564,390

        Government of Canada financial assistance is
        repayable in scheduled payments of CDN$250,000
        commencing 24 months after the completion of the
        feasibility study.                                         282,194
        ------------------------------------------------------------------
                                                                 $ 846,584
        ==================================================================

6.      Capital stock

Authorized - 75,000,000 common shares, par value $0.001 per share



Issued -                                   ----------------------------------------------------
                                                           Common      Paid in
                                             Shares        stock       capital          Total
                                           ----------------------------------------------------
Balance, beginning of quarter              20,588,275   $  20,588  $  9,985,950    $ 10,006,538
        Common stock issued for cash           74,000          74        91,334          91,408
        Common stock issued for services      100,000         100       144,900         145,000
                                           ----------------------------------------------------
                                           20,762,275      20,762    10,222,184      10,242,946
        Less treasury stock at cost           (82,000)        (82)     (149,540)       (149,622)
        ---------------------------------------------------------------------------------------
        Balance, end of year               20,680,275   $  20,680  $ 10,072,644    $ 10,093,324
        =======================================================================================


7.      Net change in non-cash working capital balances related to operations

        The net change in non-cash working capital balances are as follows:


                                        -------------------------------------------------------
                                        Three months ended March 31,  Six months ended March 31,
                                                2002    2001               2002         2001
                                        -------------------------------------------------------
        Accounts receivable               $  (8,376)    $    1,404    $   (91,636)   $    1,276
        Prepaid expenses                      9,238            507         19,830         8,705
        Accounts payable and
                accrued liabilities         340,632       (287,879)     1,020,751      (345,486)
        ---------------------------------------------------------------------------------------
                                          $ 341,494      $(285,968)   $   948,945     $(335,505)
        =======================================================================================


8.      Kelsey Lake Diamond Mine

[a]     Sale of Kelsey Lake Diamond Mine

On September 11, 2000, the company undertook to re-evaluate the diamond processing operations and adopted a formal plan to dispose of the Kelsey Lake Diamond Mine.

On September 6, 2001, the company entered into a sale agreement whereby the company, through its wholly owned subsidiary, GWDC, agreed to sell the Kelsey Lake Diamond Mine.

During the quarter, the purchaser opted not to acquire the Kelsey Lake Diamond Mine. As a result, approximately $1,170,000 of accounts payable owing to the purchaser will be satisfied through the issuance of McKenzie common stock based on a purchase price of 60% of the preceding 30 day average trading price as per the agreement.


[b]     Write-down of Kelsey Lake Diamond Mine Assets

Due to the contingent nature of the sale agreement referred to above and the nature of the Kelsey Lake mine assets, management has written down the carrying value of the assets as follows:

        Carrying value of mine assets before write-down       $  1,728,521
        Less write-down                                          1,638,521
        ------------------------------------------------------------------
        Carrying value of mine assets after write-down        $     90,000
        ==================================================================

Any gains and losses resulting from the eventual sale of the mine assets will be recognized in the period of sale.

9.      Experts Conseils Dermond, Inc.

On February 12, 2002, the company entered into an agreement to purchase all the issued and outstanding common stock of Experts Conseils Dermond Inc. (Dermond), a Canadian corporation, which owns technology known as the Dermond Wind Generator. As consideration for the common stock of Dermond, McKenzie paid cash of CDN $50,000, issued 100,000 of its common stock and agreed to provide employment contracts and royalty agreements to the existing shareholders of Dermond.

The acquisition of Dermond was accounted for using the purchase method whereby the results of its operations were consolidated since the date of acquisition.

        The net assets acquired were:
                Cash                                             $     347
                Accounts receivable                                  6,105
                Computer                                               614
                Goodwill                                           177,188
                Accounts payable and accrued liabilities            (7,885)
                                                                   -------
                                                                 $ 176,369
        ==================================================================

        Consideration for the purchase consisted of:
                Cash                                             $  31,369
                Issuance of common stock                           145,000
                                                                   -------
                                                                 $ 176,369
        ==================================================================

ITEM 2.  PLAN OF OPERATION

Section 21E of the Securities Exchange Act of 1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such a statements regarding management's expectations about future production and development activities as well as other capital spending, financing sources and the effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain all of the permits necessary to put and keep properties in production, development and construction activities and dependence on existing management. The Company cautions readers not to place undue reliance on any such forward-looking statements, and such statements speak only as of the date made.

RESULTS OF OPERATIONS

Operating revenue was $6,071 for the quarter ended March 31, 2002 compared with none for 2001. Most Company activities have been directed toward development activities on the Lac Dore Vanadium deposit near Chibougamau, Quebec, Canada. Activities at the Kelsey Lake Diamond Mine were to seek a buyer for the mine. Development costs have been incurred in connection with Lac Dore. These costs have been incurred for preparation of a Feasibility Study to determine the viability of constructing a mine, refinery and manufacturing facility for the production of Vanadium oxides. Other costs were incurred at Kelsey Lake to demonstrate the viability of mining diamonds to potential buyers. Operating expenses totaled $1,441,232 for the quarter ended March 31, 2002 compared with $299,439 for 2001. The Company reported a net loss of $2,341,627 for the quarter compared with a net loss of $299,151 for 2001.

RECENT DEVELOPMENTS

Lac Dore

On January 23, 2002, the Company announced that it had received information from Feasibility Study progress report #8 from SNC Lavalin Inc describing the progress of the Lac Dore-Vanadium Feasibility Study for the period November 28, 2001 to December 26, 2001. The Study is on budget, 68% complete, and scheduled for completion in April of 2002. Operating cost estimates for the recovery process were revised and used to run a mining optimization program (whittle). Due to better efficiency of the new refinery process, production estimates of V2O5 equivalent was increased from 21.5 to 25.4 million pounds per year. Equivalent production of battery electrolyte has been projected at 63 million litres per year.

Dermond Inc.

On February 4, 2002, the Company announced that it had begun the marketing of Electricity Management Systems "EMS". EMS represent a customized comprehensive solution specifically engineered to provide lower cost, high quality, environmentally conscious, continuous electricity solutions for In-Line and Off-Grid suppliers and users. McKenzie Bay developed EMS to address electricity storage, cost and quality problems facing Off-Grid users, such as remote locations and island communities, alternative energy producers and business applications. Thousands of Off-Grid users worldwide represent a potential multi-billion dollar market for EMS.

On February 12, 2002, the Company announced that it had completed the purchase of Dermond inc, a Quebec company developing a Vertical Axis Wind Turbine technology. Dermond is the first acquisition made by MKBY as part of its Electricity Management Systems "EMS" strategy. (refer to Exhibit 10.1 and
Exhibit 99.08 - Financial Statement for Dermond, Inc.)

On March 18, 2002, the Company announced that its wholly owned subsidiary, Dermond inc, has applied for six patent improvements for Vertical Axis Wind Turbine "VAWT" technology. The improvements will enhance optimization of VAWT potential for high efficiency performance in electricity generation and facilitate transportation and erection for remote application. Dermond Wind Turbines "DWT" will be manufactured and erected more economically and efficiently than any other type of Wind Generator. DWT provide cost and operating advantages over competition, enhancing the potential for future profits. Dermond improvements are as follows:

Wind Turbine - 2 patents

One applied for patent includes a new concept that makes the Wind Turbine lighter and the second is a direct application of the new concept. In the new concept, DWT blades are designed to adopt a true troposkein shape at targeted speed. The aim of the patented technology is to minimize constraints into the blades while the Turbine is rotating. Wind Turbines of this concept are lighter and easier to fabricate.

Generator and gearbox - 2 patents

Each of these applied for patents relate to applications. Both are designed to reduce mechanical losses in geared transmission between the Wind Turbine and the generator. Reduced mechanical loss translates to increased electrical output and increased revenues from the Wind Turbine.

Self-Erecting - 2 Patents

One applied for patent introduces a new concept that will make the Wind Turbine easier to erect in locations where there is little or no lifting equipment available. The second is a direct application of this new concept. In the new concept, the drive train is plant assembled into a telescopic structure prior to shipment. At the installation site, the structure is erected and raised to its final position utilizing incorporated lifting devices. Most of the work is performed in an assembly plant reducing site erection time while improving the overall quality of work at reduced cost.

SEC Filing

On March 13, 2002, the Company filed Form 10 with the USA Securities Exchange Commission on March 13, 2002 seeking approval to become a fully reporting Company and qualify for listing on an USA stock exchange.

LIQUIDITITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had $274,704 in cash. A significant portion of the working capital is allocated to the Lac Dore Feasibility Study and activities at Kelsey Lake to expedite a sale of Kelsey Lake.

The ability of the Company to satisfy the cash requirements of its operations will be dependent upon future financing. The Company anticipates that additional financing will be obtained, although no assurance can be made that funds will be available on terms acceptable to the Company.

INVESTING AND FINANCE ACTIVITIES

The Company is investigating potential financing sources and is in discussions with potential strategic partners for various segments of Company activities.

OUTLOOK

The Company will need to issue an unknown number of Common Shares of McKenzie Bay International Ltd to raise additional financing to fund its operations.

                                    PART II
                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None to report


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a summary of sales of unregistered securities for the quarter ended March 31, 2002. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally,Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders arefurther restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                                Shares     Value
                                                Issued     Received
        Quarter ended March 31, 2002

        Private placement for cash               74,000    $ 91,408
        Issued for services and acquisitions    100,000    $145,000
                                                --------   --------
Total for quarter ended March 31, 2002          174,000    $236,408


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report


ITEM 5.  OTHER INFORMATION

None to report


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K(a)

No reports were filed on Form 8-K during the three month period ended March 31, 2002.


EXHIBIT INDEX
---------------
NUMBER                DESCRIPTION

10.1                  MERGER AGREEMENT - Dermond Expert Consultants, Inc
10.2                  EMPLOYMENT AGREEMENT - Jacquelin Dery
10.3                  EMPLOYMENT AGREEMENT - Laurent Mondou
23.1                  ACCOUNTANTS' CONSENT - McKenzie Bay International, Ltd.
23.2                  ACCOUNTANTS' CONSENT - Dermond Expert Consultants, Inc
99.01                 PRESS RELEASE - January 23, 2002
99.02                 PRESS RELEASE - Feb 4, 2002
99.03                 PRESS RELEASE - Feb.13,2002
99.04                 PRESS RELEASE - Feb 19, 2002
99.05                 PRESS RELEASE - March 13, 2002
99.06                 PRESS RELEASE - March 18, 2002
99.07                 FINANCIAL STATEMENT - Dermond Expert Consultants, Inc

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   McKENZIE BAY INTERNATIONAL, LTD.

    Date:  July 26, 2002      By:  /s/ Gary L. Westerholm
                                       President and Director
                                       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Date:  July 26, 2002      By:  /s/ Gregory N. Bakeman
                                       Chief Financial Officer and Director
                                       (Principal, Financial and Accounting
                                       Officer)