Form 10QSB
period 2002-06-30
MCKENZIE BAY INTERNATIONAL
filed 2002-08-14
CIK 1144216

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

                                 June 30, 2002

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



                  Securities outstanding as of June 30, 2002
                    21,352,437 Common shares $.01 Par Value


==============================================================================

TABLE OF CONTENTS                                                       PAGE

PART I -- FINANCIAL INFORMATION............................................1

ITEM 1.  FINANCIAL STATEMENTS......................................F-1 - F-8
ITEM 2.  PLAN OF OPERATION...............................................2-5

PART II - OTHER INFORMATION................................................6

ITEM 1.  LEGAL PROCEEDINGS.................................................6
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................6
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............6
ITEM 5.  OTHER INFORMATION.................................................6
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................6

SIGNATURES.................................................................7


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


TABLE OF CONTENTS FOR INTERN FINANCIAL STATEMENTS                       PAGE

BALANCE SHEETS as of June 30, 2002  (Unaudited) .........................F-1

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for three month periods ending June 30, 2002  (Unaudited)................F-2

CONSOLIDATED STATEMENT OF LOSS for three month periods ending
June 30, 2002 and June 30, 2001 and for the nine month periods ending June 30, 2002 and June 30, 2001(Unaudited)  ......................F-3

STATEMENT OF CASH FLOWS for three month periods ending June 30,
2002 and June 30, 2001 and for the nine month period
ending June 30 2002 and June 30, 2001(Unaudited)   ......................F-4

NOTES TO THE FINANCIAL STATEMENTS................................... F-5 to F-7

PART I ---FINANCIAL INFORMATION

Item 1.  Financial Statements




                        MCKENZIE BAY INTERNATIONAL LTD.

            SECOND QUARTER INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited - See Notice to Reader)

                                 June 30, 2002


                                NOTICE TO READER


We have compiled the second quarter interim consolidated balance sheet of McKenzie Bay International Ltd. as at June 30, 2002 and the interim consolidated statements of changes in shareholders' equity, loss and cash flows for the three months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



                                                    /s/ Zaritsky Penny LLP
London, Ontario, Canada                                 Chartered Accountants
August 1, 2002



                        MCKENZIE BAY INTERNATIONAL LTD.

               SECOND QUARTER INTERIM CONSOLIDATED BALANCE SHEET
                       (Unaudited - See Notice to Reader)

                                 JUNE 30, 2002
                         (Amounts stated in US dollars)

                                                                JUNE 30,     September 30,
                                                                   2002              2001
                                     ASSETS
Current:
        Cash and cash equivalents                             $    271,862      $    654,186
        Marketable securities (note 2)                             358,162         1,767,835
        Accounts receivable                                         46,640            84,438
        Prepaid expenses and deposits                               20,514            44,443
                                                                   697,178         2,550,902
Reclamation cash bond                                              338,685           338,685
Capital assets (note 3)                                             90,205           103,375
Goodwill                                                           177,188                 -
Incorporation and reorganization costs, net                         42,931            49,137
                                                              $  1,346,187        $3,042,099
LIABILITIES & STOCKHOLDERS' EQUITY
Current:
        Accounts payable and accrued liabilities              $  1,636,133      $    748,440
        Convertible notes payable                                        -            23,055
        Current portion of long-term debt                           48,482            32,794
                                                                 1,684,615           804,289

Long-term debt (note 4)                                             74,120            69,101
Government assistance (note 5)                                     889,244                 -
Reclamation and closure liabilities                                250,000           250,000
                                                                 2,897,979         1,123,390

Stockholders' equity
        Capital stock (note 4) -
                75,000,000 common stock authorized,
                 at $0.001 par value
                21,352,437 common stock issued and
                 outstanding                                        21,270            20,408
        Paid in capital (note 4)                                10,741,515         9,729,027
        Accumulated deficit                                    (12,257,921)       (7,813,194)
        Foreign currency translation adjustment                    (56,656)          (17,532)
                                                                (1,551,792)        1,918,709
                                                              $  1,346,187      $  3,042,099


                            (See accompanying notes)



                        MCKENZIE BAY INTERNATIONAL LTD.

               THIRD QUARTER INTERIM CONSOLIDATED STATEMENT OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                       (Unaudited - See Notice to Reader)

                       THREE MONTHS ENDED JUNE 30, 2002
                         (Amounts stated in US dollars)


                                                                                   Foreign
                                                                                   currency      Total
                                  Common           Paid in         Accumulated     translation   stockholders'
                                  shares           capital         Deficit         adjustment    equity
                                ---------       ------------     ------------    ----------     ------------
Balance, beginning
        of quarter              $  20,680       $  10,072,644     $(11,352,493)   $  (18,472)    $(1,277,641)
Issuance of common stock              590             668,871                -             -         699,461
Net loss for the quarter               -                    -         (905,428)                     (905,428)
Change in foreign
        currency translation
        adjustment                      -                  -                -        (38,184)        (38,184)
                                ---------       ------------     ------------    ----------     ------------
Balance, end of quarter         $  21,270       $ 10,741,6515     $(12,257,921)   $  (56,656)    $(1,551,792)

                          (See accompanying notes)

                        MCKENZIE BAY INTERNATIONAL LTD.

             SECOND QUARTER INTERIM CONSOLIDATED STATEMENT OF LOSS
                       (Unaudited - See Notice to Reader)

                       THREE MONTHS ENDED JUNE 30, 2002
                         (Amounts stated in US dollars)


                                        Three months ended June 30,   Nine months ended June 30,
                                                2002          2001           2002          2001
                                          ------------   ----------     -----------   -----------

Revenue                                $     49,423   $        -     $    55,494   $         -
                                          ------------   ----------     -----------   -----------
Expenses:
     Exploration expenditures, net
             of grants received             386,271      318,208       2,120,748       336,503
     Management salaries                    135,290            -         313,748             -
     General administration                 107,878       20,687         322,843       109,994
     Professional fees                       91,075       59,222         194,861        86,230
     Wages and benefits                      68,318      100,181         351,332       266,764
     Advertising, promotion and travel       66,079       54,009         149,480        98,002
     Amortization                             7,259       86,524          21,801       271,322
     Interest on long-term debt               4,608       35,731           9,277        42,176
     Property taxes                          (1,266)           -          11,318         7,915
     Interest on convertible notes payable        -            -               -           300
                                            865,515      674,562       3,495,408     1,219,206
                                         ------------   ----------     -----------   -----------

Loss before the following:                 (816,092)    (674,562)     (3,439,914)   (1,219,206)
Write-down of assets                        (16,464)           -         (28,164)            -
Write-down of marketable
securites(note 2)                           (79,000)           -        (837,469)            -
Gain(Loss) on sale of marketable securites    5,999            -        (142,145)            -
Interest income                                 129        5,262           2,964         5,780
                                        ------------   ----------     -----------   -----------
Net loss for the period                 $  (905,428)  $ (669,300)    $(4,444,727)  $(1,213,426)
                                        ------------   ----------     -----------   -----------
Loss per share                              $(0.042)     $(0.036)        $(0.208)      $(0.065)

Shares outstanding                        21,352,437   18,547,942      21,352,437    18,547,942


                            (See accompanying notes)


                        MCKENZIE BAY INTERNATIONAL LTD.

          SECOND QUARTER INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - See Notice to Reader)

                       THREE MONTHS ENDED JUNE 30, 2002
                         (Amounts stated in US dollars)


                                           Three months ended June 30,      Nine months ended June 30,
                                                   2002          2001            2002           2001
                                           ------------    ----------       -----------    -----------
Cash flows provided by (used in):

Operating activities:
   Net loss for the period                 $ (905,428)     $ (669,300)     $(4,444,727)    $(1,213,426)
   Items not affecting cash
    Amortization                                7,259          86,524           21,801         271,322
    Reclamation and closure liabilities             -         225,000                -         225,000
    Write-down of assets                       16,464               -           28,164               -
    Write-down of marketable Securities        79,000               -          837,468               -
        Loss(gain) on sale of marketable
             securities                        (5,999)              -          142,145               -
        Net change in non-cash working
            capital balances (note 7)            475         (423,079)         949,420         (758,584)
                                             (808,229)       (780,855)      (2,465,729)      (1,475,688)

Financing activities:
  Decrease in convertible notes payable      (23,055)               -          (23,055)         (10,600)
  Proceeds from long-term debt                87,660                -          934,244                -
  Payment of long-term debt                   (8,296)          (7,463)         (24,293)         (21,856)
  Proceeds from issuance of common stock     669,461         2,538,933       1,017,719        3,656,613
  Purchase of common stock for treasury            -          (53,564)          (4,369)         (53,564)
                                             725,770         2,477,906       1,900,246        3,570,593

Investing activities:
  Purchase of marketable securities                -       (1,384,400)               -       (1,384,400)
  Proceeds-sale of marketable securities     136,100                -          430,060                -
  Purchase of capital assets                 (18,299)               -          (29,999)         (46,910)
  Purchase of reclamation cash bond                -         (338,658)               -         (338,658)
  Purchase of goodwill                             -                -         (177,188)               -
                                             177,801       (1,723,085)         222,873       (1,769,995)

Effect of foreign currency
        exchange rate changes on cash        (38,184)          2,314           (39,714)             832

Net change in cash for the period             (2,842)        (23,720)         (382,324)         325,742

Cash (bank indebtedness), beginning
        of period                            274,704         332,175           654,186          (17,287)

Cash, end of period                        $ 271,862      $  308,455         $ 271,862       $  308,455


                            (See accompanying notes)

                           MCKENZIE BAY INTERNATIONAL LTD.

            NOTES TO THE THIRD QUARTER INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited- See Notice to Reader)
                                   JUNE 30, 2002
                (Amounts stated in US dollars unless indicated otherwise)

1.      Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's audited financial statements for the year ended September 30, 2001.

2.      Marketable securities

Marketable securities consist of 877,000 common shares of Vanteck (VRB) Technology Corp. At the end of the quarter, the securities were written down by $79,000 to market value of $358,162.

3.      Capital assets


                                                                      June 30,         Sep. 30,
                                                                        2002         2001
                                                                     -----------   -----------
                                                      Accumulated      Net Book    Net Book
                                            Cost      Amortization     Value       Value
                                        -----------   ------------   -----------   -----------
        Processing equipment            $ 1,735,962      $ 267,351   $ 1,468,611   $ 1,458,311
        Building                            175,389          8,396       166,993       166,993
        Equipment under capital lease       137,435         52,435        85,000       100,000
        Furniture and fixtures                7,253          1,945         5,308         3,838
        Computer                              3,203          2,077         1,125           730
        Office equipment                        569            280           289           324
                                        -----------   ------------   -----------   -----------
                                          2,077,674        332,484     1,745,190     1,730,196
        Less write-down                  (1,914,521)      (276,000)   (1,654,985)   (1,626,821)
                                        -----------   ------------   -----------   -----------
                                        $   146,689      $  56,484   $    90,205   $   103,375


4.      Long-term debt

        Long-term debt consists of the following:

        Obligation under capital lease, payable in blended
         monthly instalments of $3,444, interest at 10%, due
         July, 2004 Bank term loan,                               $ 77,602
        payable in blended monthly instalments of $1,413,
         interest at 8%, due June, 2005                             45,000
                                                                 ---------
                                                                   122,602
        Less current portion                                        48,482
                                                                 ---------
                                                                  $ 74,120

The company has provided equipment subject to the lease agreement above as collateral for amounts owing.

5.      Repayable government assistance

        A subsidiary, McKenzie Bay Resources Ltd., received financial assistance from the governments of Canada and the Province of Quebec towards the completion of a feasibility study of the Vanadium deposit at Lac Dore. Both of these financial assistance packages have been recorded as liabilities in these financial statements.

Province of Quebec financial assistance repayable in scheduled payments over 4 years after the second year of production of the mine.  This assistance is forgivable if, after 24 months following the release of the feasibility study, a decision is
made not to begin production.                                        $592,830

Government of Canada financial assistance is repayable in two equal consecutive payments of CDN$250,000 each commencing 24
months after the completion of the feasibility study.                 296,414
6.      Capital stock

Authorized -
                75,000,000 common shares, par value $0.001 per share


Issued -                                     Common      Paid in
                                             Shares        stock       Capital          Total
                                            ----------------------------------------------------
Balance, beginning of quarter              20,762,275   $  20,762  $  10,222,184    $ 10,242,946
        Common stock issued for cash          590,162         590        668,871         669,461
                                            ----------------------------------------------------
                                           21,352,437      21,352     10,891,055      10,912,406
        Less treasury stock at cost           (82,000)        (82)      (149,540)       (149,622)
         ---------------------------------------------------------------------------------------
        Balance, end of year               21,270,437   $  21,270   $ 10,741,515    $ 10,762,785
         =======================================================================================


7.      Net change in non-cash working capital balances related to operations

The net change in non-cash working capital balances are as follows:



                                        -------------------------------------------------------
                                        Three months ended June 30,  Nine months ended June 30,
                                                2002         2001           2002          2001
                                        -------------------------------------------------------
        Accounts receivable               $ 129,434      $ (121,965)   $  37,798      $(120,689)
        Prepaid expenses                      4,099         (40,174)      23,929        (31,469)
        Accounts payable and
           accrued liabilities            (133,058)        (260,940)     887,693       (606,426)
        ---------------------------------------------------------------------------------------
                                         $     475      $  (423,079)   $ 949,420     $ (758,584)
                                       ========================================================


8.      Kelsey Lake Diamond Mine

[a]     Sale of Kelsey Lake Diamond Mine

On September 11, 2000, the company undertook to re-evaluate the diamond processing operations and adopted a formal plan to dispose of the Kelsey Lake Diamond Mine.

On September 6, 2001, the company entered into a sale agreement whereby the company, through its wholly owned subsidiary, Great Western Diamond Company, agreed to sell the Kelsey Lake Diamond Mine.

During the last quarter, the purchaser opted not to acquire the Kelsey Lake Diamond Mine. As a result, approximately $1,329,000 of accounts payable owing to the purchaser will be satisfied through the issuance of McKenzie Bay International Ltd. common stock based on a purchase price of 60% of the preceding 30 day average trading price as per the agreement.

[b]     Write-down of Kelsey Lake Diamond Mine assets

Given the nature of the Kelsey Lake mine assets, management has written down the carrying value of the assets as follows:

Carrying value of mine assets before write-down    $1,739,985
Less write-down                                     1,654,985

Carrying value of mine assets after write-down    $    85,000

Any gains and losses resulting from the eventual sale of the mine assets will be recognized in the period of sale.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Operating revenue was $49,423 for the quarter ended June 30, 2002 compared with none for 2001. Revenues were from consulting fees generated by Dermond inc, as part of Electricity Management Systems "EMS" activities. Most Company activities have been directed toward development activities on the Lac Dore Vanadium deposit near Chibougamau, Quebec, Canada. Activities at the Kelsey Lake Diamond Mine were to seek a buyer for the mine.

Development costs have been incurred in connection with Lac Dore. These costs have been incurred for preparation of a Feasibility Study to determine the viability of constructing a mine, refinery and manufacturing facility for the production of Vanadium oxides. Other costs were incurred at Kelsey Lake to demonstrate the viability of mining diamonds to potential buyers.

Operating expenses totaled $816,092 for the quarter ended June 30, 2002 compared with $674,562 for 2001. The Company reported a net loss of $905,428 for the quarter compared with a net loss of $669,300 for 2001.

<PAGR>2

RECENT DEVELOPMENTS

Lac Dore

MKBY is rapidly executing its corporate strategy that places strong emphasis on creating significant downstream shareholder value opportunities by identifying and exploiting markets for products where Vanadium is a strategic component. The Company has achieved several significant milestones towards the execution of its business plan in the quarter ended June 30, 2002.

On April 23, 2002 the Company announced the results of a Feasibility Study "Study" performed on Lac Dore. The Study, prepared by engineering firm SNC Lavalin Inc "SNC", recommended continued development of a mine, refinery and product manufacturing facility.

The Study indicates Lac Dore is capable of producing large quantities of high purity Vanadium products. Capital investment is estimated at US$229 {C$364} million including all equipment, infrastructure costs and C$39 million for contingencies providing for initial annual production capacity of 25 million pounds for all Vanadium products combined. Total employment is estimated at
300. SNC's financial analysis indicates a very good Internal Rate of Return of 29.6% based on 30% Equity.

A new process technology developed by SNC in collaboration with Savanco and Lakefield Research will produce high purity Vanadium oxides. MKBY is preparing patent applications for this new process technology. This new process technology is expected to enable Lac Dore to become the lowest cost producer in the world of various high purity Vanadium oxides.

On June 20, 2002, MKBY announced its wholly owned subsidiary, McKenzie Bay Resources Ltd, and SOQUEM INC {http://www.soquem.qc.ca}, a division of SGF Mineral Inc, which is a subsidiary of Societe generale de financement du Quebec "SGF" {Ministry of Finance Province of Quebec} signed a Letter of Intent to negotiate a Joint Venture "J/V" Agreement between the parties in which SOQUEM would exercise its option to retain a 20% interest in the Lac Dore vanadium deposit.

The final Agreement would represent an important first step towards financing the construction of a mine, refinery and product manufacturing facility. A SOQUEM J/V significantly enhances the credibility of the development project greatly supporting efforts to secure the balance of funding required.

The first step towards development of Lac Dore was taken (Exhbit99.03- July 24, 2002) when Entraco Inc, a Montreal based environmental consulting firm, has been re-engaged to begin the environmental impact study and secure necessary permits to construct the required facilities. Entraco was instructed to apply the same high environmental standards established when previously engaged for preparation of the Feasibility Study minimizing any unanticipated environmental constraints.

Another important step towards development of Lac Dore is securing contracts for the lease or sale of Lac Dore's Vanadium products. MKBY is actively engaged in the discovery of markets, products and demand for five Vanadium products targeted specifically for their use in electricity storage technologies. These products offer: high profit margin potential, limited or non-existent competition, and strong likelihood for creation of significant downstream values from leasing.

Leasing of Vanadium products is the focus of the Company to create significant downstream values for our shareholders. Vanadium Electrolyte, for use in Vanadium Redox Batteries is one product targeted for leasing. Another electricity storage technology utilizing a different Vanadium oxide is strongly being pursued as a second lease product. A strategic alliance is under negotiation with the inventor of this technology. Strategic alliances for other segments of the Company's business activities are being discussed with several interested parties.

The final pre-construction engineering phase will begin shortly, subsequent to securing contracts for the sale of products to be produced at Lac Dore. Plans are currently being prepared and appropriate engineering firms will be engaged to render these services and those of the related construction phase.

In preparation for products to be produced from Lac Dore, plans are being made to begin Vanadium Electrolyte production from a pilot plant facility located in Canada utilizing vanadium from alternative sources until Lac Dore begins production. Pilot production of Lac Dore's four other targeted Vanadium products are also being considered.

Pilot production simultaneously proves and optimizes the new recovery process while helping to establish markets for new Vanadium oriented electricity technologies. This intermediate step is important in creating future demand for Lac Dore products. Lac Dore becomes an expansion phase from pilot production as demand is created for products needed to supply new electricity technologies markets. With pilot production, MKBY will generate revenues as early as next year.

Significant developmental milestones for MKBY have been achieved and other important activities are moving forward with good velocity and direction as of June 30. Management continues to be confident that timelines for completion of critical elements of MKBY's business plan are on schedule.

The discovery of new uses for high-purity Vanadium products that can be readily produced at Lac Dore has significantly changed the corporate direction of MKBY. Management believes that the risks associated with moving into these new markets are mitigated by the tremendous potential available to MKBY.

Dermond

Ptarmigan Off-Grid Power Inc & Dermond Inc are preparing plans to develop Dermond's Vertical Axis Wind Turbine technology into a commercial product. Current plans call for construction of a 75 kW wind turbine to prove Dermond's patent pending improvements and obtain necessary UL and CSA approvals prior to the implementation of full-scale commercialization. Negotiations to obtain the funding necessary to implement the plans are ongoing and expected to be completed in the near future.

Great Western Diamond Company

MKBY is actively seeking a buyer for its Great Western Diamond Company subsidiary, which owns the Kelsey Lake diamond mine near Ft. Collin, Colorado, USA's only diamond mine. MKBY has decided to sell Kelsey Lake to focus its business efforts on Vanadium oriented electricity products. Negotiations with several interested parties are ongoing.

SEC Filing

The Company continues to proceed with a SEC filing to become a fully reporting company to qualify for a listing on an USA stock exchange. Initial plans continue to seek a listing on a recognizedn Stock Exchange upon securing SEC approvals.

LIQUIDITITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had $630,024 in cash and marketable securities. Most of the working capital is allocated to Lac Dore development, Dermond and Ptarmigan development, and activities at Kelsey Lake to expedite a sale of Kelsey Lake.

In 2001 the Quebec government passed a new law to issue a cash refund for up to 52% of a Quebec originated Net Operating Loss. The Company has requested its accounting firm investigate the applicability of this new law to expenses incurred in Quebec. If applicable as expected, the Company could receive a cash refund in excess of C$1 million for expenses incurred in the last year.

In 2001, the Quebec and Federal governments of Canada provided the Company with various grants, totaling approximately $1.07 million. Approximately $593,000 of the grants become payable the decision not to proceed with development of Lac Dore is made within 24 months after the completion of the Feasibility Study. Approximately $296,000 begins to amortize 24 months after the completion of the Feasibility Study. The remaining balance, approximately $181,000 does not require repayment.

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

OUTLOOK

The Company will need to issue an unknown number of Common Shares of McKenzie Bay International Ltd to raise additional financing to fund its development and operations.

PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None to report

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Following is a summary of sales of unregistered securities for the quarter ended June 30, 2002. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                                       Shares          Value
       Quarter ended June 30, 2002                     Issued          Received
       ------------------------------------            -------         --------

       Private placement for cash                      590,162         669,461

       Issued for services and acquisitions                -0-             -0-

Total for quarter ended June 30, 2002                  590,162         669,461


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K(a)

(a) Exhibits -

    Exhibit No.              Descrpition
    ---------                -----------
    23.1                     Accountant's Consent
    99.01                    News Release - April 22,2002
    99.02                    News Release - June 20, 2002
    99.03                    News Release - (Subsuquent Event) - July 24, 2002
    99.04                    News Release - (Subsuquent Event) - August 12, 2002

(b) Reports on Form 8-K -(Subsequent Event) - July 26, 2002

Item No. 1.     Changes in Control of Registrant.

May 30, 2002, the Board of Directors approved the nomination of Mr. Steven McCormick as an addition to McKenzie Bay International Ltd.'s board. Mr. McCormick accepted the position contingent that the Company enact a director and officers insurance policy on his position with McKenzie Bay International. As of July 15, 2002, Mr. McCormick has the insurance policy coverage and he accepted the board position.

The Company's Corporate By-Laws allows for 10-seats for its board make-up. This additional appointment bring the current seating from 6-seats to 7-seats.

The current make-up of the Company's Board of Directors and Officers are:

Mr. Gary Westerholm - Chairman of the Board/ CEO & President
Mr. Gregory Bakeman - Board of Director/ CFO & Treasuer
Mr. John Swarin - Board of Director/ Secretary
Mr. Donald Murphy - Board of Director/ Vice-president
Mr. Rocco Martino - Board of Director
Mr. Yves Harvey - Board of Director
Mr. Steven McCormick - Board of Director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   McKENZIE BAY INTERNATIONAL LTD

  Date:  August 14, 2002   By: /s/ Gary L. Westerholm
                                   ----------------------------------
                                   Gary L. Westerholm
                                   President and Director
                                   (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  August 14, 2002     By: /s/ Gregory N. Bakeman
                                   ----------------------------------
                                   Gregory N. Bakeman
                                   Chief Financial Officer and Director
                                   (Principal, Financial and Accounting Officer)