Form 10QSB/A
period 2002-06-30
MCKENZIE BAY INTERNATIONAL
filed 2002-08-15
CIK 1144216

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 Form 10-QSB/A

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

TABLE OF CONTENTS                                                       PAGE

PART I -  FINANCIAL INFORMATION............................................1

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

BALANCE SHEETS as of June 30, 2002 (Unaudited)...........................F-1

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for three month periods ending June 30, 2002 (Unaudited).................F-2

CONSOLIDATED STATEMENT OF LOSS for three month periods ending
June 30, 2002 and June 30, 2001 and for the nine month periods ending June 30, 2002 and June 30, 2001(Unaudited)........................F-3

STATEMENT OF CASH FLOWS for three month periods ending June 30,
2002 and June 30, 2001 and for the nine month period
ending June 30 2002 and June 30, 2001(Unaudited).........................F-4

NOTES TO THE FINANCIAL STATEMENTS.................................F-5 to F-7

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
    23.1                     Accountant's Consent
    99.01                    News Release - April 22,2002
    99.02                    News Release - June 20, 2002
    99.03                    News Release - (Subsuquent Event) - July 24, 2002
    99.04                    News Release - (Subsuquent Event) - August 12, 2002
    99.05                    Certification Of CEO And CFO

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