Form 10KSB
period 2002-09-30
MCKENZIE BAY INTERNATIONAL
filed 2003-01-15
CIK 1144216

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 000-49690

MCKENZIE BAY INTERNATIONAL, LTD.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0386871 (I.R.S. Employer Identification No.)

3362 Moraine Drive Brighton, Michigan (Address of Principal Executive Offices)	48114 (Zip Code)

(888) 288-5948 (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The issuer's total revenues for the fiscal year ended September 30, 2002, were $12,825 (US).

As of December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $14,143,970. This amount is based on the sale price of $1.07 per share for the issuer's stock as of such date.

As of December 31, 2002, the registrant had outstanding 23,523,740 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ______   No   X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the issuer's annual meeting of stockholders to be held in 2003 are incorporated by reference in Part III of this Form 10-KSB.

PART I

Item 1.          Description of Business.

Glossary of Mining Terms

          The following are definitions of certain terms commonly used in the Company's industry and in this Form 10-KSB:

Assay. A chemical test performed on a sample of ores or minerals to determine the presence, amount and value of any metals it may contain.

Creep resistance. Resistance to shear crystals and deformation, prevented with vanadium as an alloy in steel products.

Deposit. Designates a natural occurrence of mineralized mineral where there has been systematic drilling and other exploration to permit a reasonable estimate of tonnage and economic grade.

Ferro-phosphorus. A chemical compound consisting of iron and phosphorus of various proportions.

Ferro-vanadium. A metal alloy that can contain from 40% to 80% vanadium.

Grade. The average assay of a ton of ore, reflecting the metal content.

Ilmenite. A lustrous black to brownish titanium ore, consisting chiefly of the oxides of iron and titanium.

Magnetite. The mineral form of black iron oxide, Fe3O4, that often occurs with magnesium, zinc, and manganese and is an important ore of iron.

Metalliferous. Mineral deposit or ore containing metal.

Mill. A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant to effect recovery of the pure mineral.

Mineral. A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Mineralized Material. A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors conclude legal and economic feasibility. Mineralized material does not include material reported as reserves and volumes and grades estimated by using geologic inference, which are sometimes classified as "inferred" or "possible."

Ore. Material that can be mined and processed for commercial value.

Outcrops. Ore that appears at or near the surface.

Reclamation. The restoration of a site after mining or exploration activity is completed.

Recovery. The percentage of valuable metal in ore that is recovered by metallurgical treatment.

Reserves. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Resources. The calculated amount of material in a mineral deposit, based on limited drill information.

Slag. The residue left by the smelting of metallic ore.

Spent catalysts. In the process to speed a chemical reaction, catalysts are employed which remain chemically unchanged by the reaction. Vanadium based catalysts are used for the production of sulphuric acid.

Strike length. The direction of the line of intersection of a bed or vein with the horizontal plane. The strike of a bed is the direction of a straight line that connects two points of equal elevation on the bed.

Vanadiferous. Mineral deposit or ore containing vanadium.

Vanadium. A metallic element found in several minerals.

Vanadium pentoxide. The primary oxide produced from vanadium. Its chemical symbol is V2O5.

Waste. Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

General

          McKenzie Bay International, Ltd. (the "Company") is a development stage company with interests in a vanadium/titanium deposit, wind turbine technology and a diamond mine. The Company was incorporated in Delaware on August 17, 1998 under the name Decker Organic Systems, Inc.

          The Company is in developmental stage and has no operations. In its report dated November 30, 2002, which is included in Part II, Item 7 of this Form 10-KSB, the Company's independent auditors state that the Company has suffered recurring losses from operations and has a deficiency in assets that raise substantial doubt about the Company's ability to continue as a going concern.

          The Company's common stock is traded through the "pink sheets" under the symbol "MKBY.PK." The Company's headquarters are located at 3362 Moraine Drive in Brighton, Michigan.

The Company's Subsidiaries

          The Company conducts business through three wholly-owned subsidiaries: McKenzie Bay Resources, Ltd., Experts Conseils Dermond Inc. and Great Western Diamond Company.

          McKenzie Bay Resources, Ltd.

          On February 1, 1999, the Company acquired all of the outstanding shares of common stock, and warrants to purchase common stock, of McKenzie Bay Resources, Ltd., a Canadian corporation formed on August 23, 1996 ("McKenzie Bay Resources"). McKenzie Bay Resources is a development stage mining and refining company that holds 443 contiguous mining claims for the Lac Doré vanadium/titanium deposit. This deposit, which has never been in production, is located in the Rinfret and Lemoine townships approximately 70 kilometers from Chibougamau, Quebec, Canada. McKenzie Bay Resources intends to build a mine and refinery at Lac Doré for the extraction and production of high-purity vanadium compounds.

          Experts Conseils Dermond Inc.

          On February 12, 2002, the Company acquired all of the outstanding shares of common stock of Experts Conseils Dermond Inc., a Canadian corporation formed on August 9, 1996 ("Dermond"). Dermond is a developmental stage engineering company that has filed six patent applications in Canada that represent potential improvements to technology for the vertical-axis wind turbine, which generates electricity from wind power.

          The Company believes that in extreme climates and remote areas the vertical-axis wind turbine may offer operational and cost advantages over the more common horizontal-axis, or "propeller-style" wind turbines. Dermond currently is developing a plan for the funding and production of two vertical-axis wind turbine prototypes incorporating Dermond's technology covered by the patent applications. The total anticipated cost to build the prototypes is $1.7 million (US). The Company anticipates seeking financing from both private and public sources to fund the project's costs. If Dermond does build the prototypes and determines that they achieve desired performance levels, Dermond intends to focus on further improving, and developing a broader market for, the turbines.

          The Company has entered into a royalty agreement with each of Laurent Mondou and Jacquelin Dery, former owners of Dermond and current employees of the Company. Messrs. Mondou and Dery contributed to the technology for the Dermond vertical axis wind turbine. Under the royalty agreements, upon the sale or lease of a Dermond wind turbine, each will receive 1.25% of the net sales receipts or net lease payments received by the Company. These royalty payments will continue for 10 years after the first sale or lease of a wind turbine.

          Great Western Diamond Company

          On April 14, 2000, the Company acquired all of the outstanding stock of Diamond Company NL. The Company subsequently transferred the shares of Diamond Company NL to Great Western Diamond Company, a Michigan corporation that the Company formed as a wholly-owned subsidiary on November 19, 1999 ("Great Western Diamond"). The assets of Diamond Company NL were later transferred to Great Western Diamond.

          Great Western Diamond's assets include mining equipment and similar assets as well as two mineral leases for the Kelsey Lake diamond mine, which cover approximately 800 contiguous acres in Colorado and Wyoming. At the time the Company acquired Diamond Company NL, production at the diamond mine had ceased. In July 2000, Great Western Diamond initiated a re-commission of the mine. Great Western Diamond ordered and installed additional equipment and began limited start-up production in September 2000. In the spring of 2001, however, the Company ceased production efforts at the mine because the Company decided to focus its resources on developing the business of its other subsidiaries. The Company is attempting to identify a financial or operating partner or purchaser for the mine. These efforts have been hampered by an ongoing dispute with the landlord of the property. See "Legal Proceedings" in Part I, Item 3 of this Form 10-KSB for a description of this dispute.

          If the Company is unable to find a partner or purchaser in 2003, Great Western Diamond intends to close the Kelsey Lake mine permanently and initiate mine reclamation. The Company anticipates that its reclamation cash bond will be sufficient to cover the expected costs of reclamation of the mine. See Note 4 to the Company's financial statements beginning on Page F-1 of this Form 10-KSB for a description of the Company's bond related to reclamation of the Kelsey Lake mine.

          The Company currently does not have adequate capital to further fund or develop the business activities of its subsidiaries. The Company is currently seeking funding from public and private sources, but there is no assurance it will receive adequate funding or that the terms of such funding will be favorable to the Company. Please refer to "Risk Factors" included in Part I, Item 1 of this Form 10-KSB for a description of the Company's need for additional capital as well as other risks related to the Company's business.

The Company's Core Business - Extraction and Refining of Vanadium

          The Company has determined to focus its management and financial resources primarily on further developing the assets and business of McKenzie Bay Resources, including the Lac Doré deposit and the Company's vanadium refining technologies. The Company expects that approximately 95% of all future funding for its subsidiaries will be committed to McKenzie Bay Resources. Please refer to "Research and Development" included in Part I, Item 1 of this Form 10-KSB for information regarding the Company's historical expenditures related to research and development.

          The activities undertaken since February 2001 to further develop McKenzie Bay Resources' assets and business include the following:

•	Developing proprietary processes for the extraction and refining of ore and other vanadium-bearing materials;

•	Constructing and testing a laboratory-scale pilot plant to test these proprietary processes;

•	Pre-engineering and design of a pilot production refining facility for long-term process testing and manufacture of high-purity vanadium compounds;

•	Further developing the Lac Doré deposit, including completing a feasibility study for the mining and refining of high-purity vanadium compounds at the deposit;

•	Researching and defining the markets for high-purity vanadium compounds;

•	Identifying potential customers for high-purity vanadium compounds;

•

Identifying individuals and companies to assist with the continued development of McKenzie Bay Resources' extraction and refining proprietary processes and the construction and operation of Lac Doré; and

•	Obtaining permits, licenses and other governmental approvals.

          Properties and Uses of Vanadium

          Vanadium is a metallic element found in several minerals. Its natural structural strength makes it useful in industrial and consumer applications, primarily as an alloying agent for iron, steel and aluminum. Vanadium can act as a carbide stabilizer, improving the strength and toughness, as well as the rust-resistance, of steel. Vanadium's high melting point and high creep resistance make it useful in a number of applications, including components for nuclear reactors, aerospace material and aluminum and titanium alloys.

          Processed vanadium comes in varying types, or "grades." Grades having less than 99.6% vanadium content are known as metallurgical-grade vanadium. Processed vanadium with grades above that level are known as chemical or high-purity vanadium.

          Over 90% of world-wide vanadium production is in the form of vanadium pentoxide. Approximately 85% of annual vanadium pentoxide production is in the form of metallurgical-grade vanadium pentoxide used for the production of ferro-vanadium, a steel-vanadium pentoxide alloy. Vanadium pentoxide is a strengthening agent and various amounts are added to steel depending on the hardness and strength required. Vanadium pentoxide also is used in various commercial applications, including ceramics, as a catalyst to produce certain vitamins, for screening ultraviolet rays in glass and other materials, in dyeing and printing of fabrics and in the production of sulphuric acid.

          A developing application for high-purity vanadium compounds is energy storage devices such as batteries. Batteries using vanadium appear to have the potential to provide electricity from several configurations and for applications ranging from powering cellular telephones to providing back-up power to electrical grids. Although production of vanadium batteries has begun, the markets for these batteries are in the early stages of development and the Company cannot be sure that the markets will develop adequately to affect high-purity vanadium demand.

          Vanadium Supply

          Vanadium is produced through the mining and processing of ores, concentrates, slag and petroleum residues. Five countries currently produce vanadium compounds in commercial quantities: South Africa, the United States, Russia, China and Australia. Vanadium production positively correlates to the worldwide economy, especially those industries that are significant consumers of steel, such as construction and automobile and appliance manufacturing.

          South Africa is the single largest producer of vanadium and has traditionally been the leading exporter of vanadium slag and vanadium pentoxide. United States production of vanadium has focused on implementing recovery processes on industrial waste, such as vanadium-bearing ferro-phosphorus slag, iron slag, fly ash, petroleum residues and spent catalysts. Based on information available to the Company, there are eight United States' firms, located in Arkansas, Idaho, Louisiana, Texas and Utah, that either are currently recovering and producing or have at one time recovered and produced, vanadium and vanadium compounds as well as vanadium-bearing chemicals.

          Lac Doré Deposit and Feasibility Study

          At the time that McKenzie Bay Resources first acquired an interest in the Lac Doré deposit, SOQUEM Inc. owned 21 claims covering a portion of the deposit. SOQUEM Inc. is a division of SGF Mineral Inc., which is a subsidiary of Société Générale de Financement du Québec, a corporation owned by the Quebec government ("SOQUEM"). In accordance with an option and joint venture agreement between SOQUEM and McKenzie Bay Resources, SOQUEM transferred an undivided interest in the 21 claims to McKenzie Bay Resources in exchange for 1,000,000 shares of Company common stock and an equal number of warrants to purchase Company common stock. SOQUEM did not exercise these warrants and the warrants have expired by their terms.

          McKenzie Bay Resources also granted SOQUEM an option to purchase a 20% undivided interest in Lac Doré if SOQUEM funds 20% of the capital expenditures for the Lac Doré project. This option expires 60 days after McKenzie Bay Resources delivers to SOQUEM a "bankable" feasibility study for the Lac Doré project. If the Company does not provide a bankable feasibility study by August 31, 2003, SOQUEM has the right to receive a 50% interest in its original 21 claims.

          A feasibility study is a comprehensive study of the economic potential of a mining project. The study includes deposit geology, mining reserves, processing methodology, waste material handling, equipment requirements, infrastructure needs, environmental studies, market analysis, capital needs and projected investment returns. Under the joint venture agreement between McKenzie Bay Resources and SOQUEM, a feasibility study is "bankable" if it shows that not only is it likely that Lac Doré would produce high-purity vanadium compounds but also that there are contracts in place to sell the compounds, effectively showing that a market for the compounds exists.

          The feasibility study began in March 2001, and was conducted by SNC Lavalin Inc., an engineering firm headquartered in Montreal, Quebec. The Company funded $1.17 million (US) of the cost of the study. The balance of the cost of the study, $1.1 million (US), was funded by federal and provincial agencies in Canada, including SOQUEM, in the form of loans and grants. Please refer to Note 6 to the Company's financial statements included in this Form 10-KSB for a description of the terms of this loan and grant assistance.

          McKenzie Bay Resources requested SNC Lavalin Inc. to focus the feasibility study on producing high-purity vanadium from the Lac Doré deposit, as opposed to producing metallurgical-grade vanadium. Specifically, the Lac Doré feasibility study was based upon producing a high-purity vanadium material to be used in an electrolyte solution that would serve as the energy storage material for a battery being developed by Sumitomo Electric Industries Ltd. ("Sumitomo"), called the vanadium redox battery.

          A critical phase of the feasibility study was construction of a laboratory-scale pilot plant at SGS Lakefield Research in Lakefield, Ontario, Canada ("SGS Lakefield"). McKenzie Bay Resources engaged SGS Lakefield, Savanco (Pty) Ltd. of Sandton, South Africa ("Savanco") and SNC Lavalin Inc. to develop a new method of refining vanadium at the laboratory-scale pilot plant. McKenzie Bay Resources owns the processes developed at this laboratory-scale pilot plant for new vanadium recovery and refining methods. At this time, the Company does not anticipate that it will patent these processes.

          As a result of the work undertaken at the laboratory-scale pilot plant, McKenzie Bay Resources provided a sample of vanadium material to Sumitomo for analysis. Sumitomo confirmed that the vanadium material sample was acceptable for use in its vanadium redox battery, although Sumitomo has not committed to purchase any vanadium material from McKenzie Bay Resources.

          SNC Lavalin Inc. completed the feasibility study in April 2002. Although the analysis of the data considered during a feasibility study is subject to a number of interpretations and the study involves a number of subjective decisions, the Company is encouraged by the results of the feasibility study. The feasibility study, however, is not a "bankable" study for purposes of the agreement with SOQUEM because McKenzie Bay Resources has not secured contracts for the sale of the high-purity vanadium compounds that are expected to be produced at Lac Doré.

          Construction of Pilot Production Facility

          The next step in the development of Lac Doré is the construction and operation of a pilot production facility. The purpose of this facility would be to continue the work undertaken at the laboratory-scale pilot plant at SGS Lakefield, including testing and improving McKenzie Bay Resources' proprietary refining processes on a variety of vanadium materials. The pilot production facility is expected to enable McKenzie Bay Resources to:

•	determine if its new vanadium recovery and refining processes are commercially feasible; and

•	conduct research and development on additional high-purity vanadium products, in conjunction with SGS Lakefield and Savanco.

          The pilot production facility would use McKenzie Bay Resources' processes to refine vanadium purchased from various sources on the commodities markets. McKenzie Bay Resources anticipates that the pilot production facility would manufacture several vanadium products in addition to electrolyte material intended for use in the vanadium redox battery manufactured by Sumitomo.

          While positive results at the pilot production facility would put McKenzie Bay Resources in a better position to secure contracts with customers, at this time McKenzie Bay Resources does not have customers for the expected production at the pilot production facility.

          For additional information on the proposed timetable for construction and anticipated costs of the pilot production facility, see the discussion in "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 of this Form 10-KSB.

          Construction of Lac Doré

          If the pilot production facility produces positive results, McKenzie Bay Resources intends to begin construction of extraction and refining facilities at Lac Doré, provided the Company is able to secure funds to finance the anticipated capital costs. If McKenzie Bay Resources builds a mine and refinery at Lac Doré, the Company anticipates that McKenzie Bay Resources would also continue its activities at the pilot production facility.

          The feasibility study conducted by SNC Lavalin Inc. included an estimate of the cost to build these facilities at Lac Doré. These estimated costs were based on a number of assumptions, the most important of which was the products to be produced from the Lac Doré deposit and its refinery. The feasibility study assumed that 100% of Lac Doré's production would be for vanadium electrolyte materials. Based on that assumption, the study estimated the cost to build Lac Doré at approximately $233 million (US). Since the feasibility study was completed, however, McKenzie Bay Resources has added other high-purity vanadium products to the expected production mix. This has necessitated a change in the equipment that would be required at Lac Doré. With these changes to production, the current projected cost increased to approximately $253 million (US). The feasibility study also concluded that Lac Doré would generate operating losses during the first two years of production, necessitating approximately $50 million (US) in additional funding.

          The Company anticipates receiving funding from SOQUEM (as described above) and other Canadian governmental agencies for a portion of the construction costs for Lac Doré. To fund the balance of the Lac Doré project the Company anticipates seeking long-term debt financing as well as raising capital through additional offerings of its common stock. There is no assurance, however, that the Company will receive any of this funding or that the terms of the funding will be favorable to the Company.

Products

          Because of the relative volatility of the supply and demand of the market for traditional metallurgical-grade vanadium, the Company has decided to focus its efforts on the production and marketing of high-purity vanadium compounds, including vanadium carbide, vanadium nitride, vanadium electrolyte chemicals and high-purity vanadium pentoxide. Although it is still evaluating a marketing plan for the sale of these compounds, the Company anticipates selling most of its products for use in batteries and other energy storage devices, with the balance sold for other industrial applications.

          The Company estimates the current market for high-purity vanadium compounds to be 20 million pounds annually. The Company believes that, assuming the development of a commercial market for vanadium-based energy storage devices, the market for high-purity vanadium compounds could grow to more than 60 million pounds annually in five years.

Competition

          The largest producer of vanadium-bearing ore is Anglo American plc, through its Highveld vanadium deposit located in South Africa. Highveld is the largest known vanadium deposit in the world. Anglo American has produced vanadium electrolyte for a vanadium redox battery installation. Given Anglo American's significantly greater technical and financial resources, Anglo American may have the ability to improve and competitively price its electrolyte. The Company believes that the only other significant ore-producing vanadium deposit is Windimurra, owned by Xstrata AG, located in Australia.

          The most common method of recovering vanadium from industrial wastes involves steel slag, which is a by-product of steel production. Steel slag contains vanadium pentoxide, which is removed and converted to different forms of vanadium product. Currently, there are two South African producers and one Australian producer, each owned by Xstrata AG, which recover vanadium exclusively in this manner. Vanadium also is recovered from direct conversion of ore and can be recovered from power plant ashes, residues and spent catalysts. A number of companies recover vanadium using these methods.

          Another company currently producing high-purity vanadium products in commercial quantities is Strategic Minerals Corporation. Based in the United States, Strategic Minerals Corporation has operations in Hot Springs, Arkansas and South Africa.

          Although the Company believes that it is uniquely situated given the scope of the Lac Doré deposit and the proprietary processes it is developing, once the Company begins development and commercialization of its Lac Doré deposit, it will compete with other larger, more established mining companies with significantly greater technical and financial resources. In addition, vanadium is an accessible commodity product and other competitors could enter the market and effectively compete with the Company.

Raw Materials

          The Company's 443 claims for the Lac Doré deposit give the Company the right to extract vanadium from the deposit if and when the mine and processing plant have been constructed and are operating. The Company currently purchases vanadium on the commodities market from a variety of sources for use in its laboratory-scale pilot plant and expects to continue that practice once its larger-scale pilot facility is constructed.

Research and Development

          The Company's success will depend on its ability to respond quickly to changing technology, market demands and the needs of its future customers. The Company emphasizes research and development and commits significant resources to its research and development activities. The Company's research and development expenditures relate primarily to completion of the feasibility study and the development of proprietary processes in connection with its laboratory-scale pilot plant. In this regard, the Company's expenses were approximately $2.6 million and $1.1 million for the fiscal years ended September 30, 2002 and 2001, respectively.

          For more information regarding the Company's expenditures on research and development, see "Management's Discussion and Analysis or Plan of Operation," appearing in Part II, Item 6 of this Form 10-KSB.

Governmental and Environmental Regulations

          Much of the Lac Doré deposit is located inside the municipalities of Chibougamau and James Bay in the province of Quebec, Canada. Due to the anticipated scope of the project, a portion of the facilities related to the deposit are or will be located in the Domaine du Roy Regional municipality located east of the deposit.

          Impact Assessment Process

          The Lac Doré project is subject to the environmental and social impact assessment and review procedures under the Quebec Environment Quality Act, the James Bay and Northern Quebec Agreement and the Canadian Environmental Assessment Act. These acts are administered by separate provincial and federal governmental agencies that have the separate authority to approve or require changes to a company's impact assessment. Notwithstanding this separate authority, these federal and provincial governmental agencies generally attempt to coordinate their review and approval procedures.

          In May 1999, Groupe-conseil Entraco filed a project notice with the Quebec Environment Ministry on behalf of McKenzie Bay Resources. In June 2000, the Ministry issued its guidelines (which state the nature, size and scope of the impact assessment) in accordance with the Quebec Environment Quality Act. The Ministry's guidelines are valid for a period of three years. Accordingly, the developer of the Lac Doré project has until June 2003 to file the environmental impact assessment.

          An additional project notice was issued during Summer 2002 under the Quebec Environment Quality Act for equipment located within the territory of the Domaine du Roy Regional municipality. This additional project notice is covered by the Ministry's guidelines issued in June 2000.

          The review processes undertaken by each provincial and federal governmental agency are extensive and approval of the Company's impact assessment by each agency could take up to 18 months.

Once approved, the Company will receive a certificate of authorization. Although the Company believes that it will ultimately receive a certificate of authorization, the Company cannot predict how long the governmental-approval process will take. In addition, it is common for a certificate of authorization to be conditioned on the application meeting certain additional requirements.

          The Lac Doré project also must comply with the Canadian Fisheries Act; the Guide for the Administration of Fish Habitats from Fisheries and Oceans Canada; and the Liquid Effluent from Metal Mining Regulation.

          Quebec Mining Act

          Any future mining at the Lac Doré deposit must comply with the provisions of the Quebec Mining Act and Guideline No. 19 applicable to the mining industry. Under the Quebec Mining Act, the operator of Lac Doré must file a mining site rehabilitation plan with the Natural Resources Ministry. This rehabilitation plan discusses how the operator intends to rehabilitate the property following its intended use of the property and includes an estimate of the costs involved in the rehabilitation. After the rehabilitation plan for Lac Doré is approved by the Natural Resources Ministry, the Company will be required to put in trust an amount equal to 70% of the estimated costs to rehabilitate the site.

          In addition, the Company must obtain three types of mining rights from the Natural Resources Ministry:

•	Mining rights for all mining facilities, with mandatory land surveys;

•	Rights of the surface estate; and

•	Rights for facilities other than those required for mining purposes (for example, lease for storage of explosives, buildings not related to mining).

          Finally, the operator of Lac Doré must obtain permits and distribution rights-of-way from the Natural Resources Ministry for the construction of the access roads and power lines.

          Other Requirements

          The Company also will be required to comply with other provisions of the Quebec Environment Quality Act, including standards related to protection of the soil and water and air quality. Vanadium is considered an "unconventional" contaminant for purposes of this act. Accordingly, the acceptable standards for vanadium criteria are not set forth in the Quebec Environment Quality Act, but instead are determined in the discretion of the Quebec Environment Minister.

          The Company's feasibility study estimated that, once Lac Doré is operational, the annual cost of complying with provincial and federal governmental and environmental regulations will be in the approximate range of $100,000 to $300,000 (Canadian).

Employees

          As of September 30, 2002, the Company and its subsidiaries had 11 full-time employees, one part-time employee and three consultants who assist the Company on specific projects.

Risks Associated with the Company's Business

          Operating History

          The Company is in the development stage and has no significant operating history related to the extraction, production, sale or marketing of vanadium and vanadium-based materials and products. The Company has been operating at a significant loss since its formation. The Company cannot guarantee that its future operations will be able to generate the revenues necessary to reach profitability or that the Company will be able to secure additional financing to further develop its business.

          Funding

          The Company's current business plan contemplates that the Company will focus on the production of high-purity vanadium. The Company will require a substantial amount of capital before it is able to produce high-purity vanadium from its own resources at the Lac Doré site. In addition, although the projected capital needs for the Company's proposed pilot production facility are significantly less than those for Lac Doré, these capital needs are also significant.

          Capital requirements relate to the costs of, among other things: (a) research and development activities; (b) preparation of supplemental feasibility studies; (c) construction of production facilities for mining and processing; and (d) the development of infrastructure in particularly remote and mountainous regions. Current predictions for future capital requirements reveal needs for significant infusions of cash, which could be raised through additional equity offerings, the exercise of outstanding warrants (either of which would result in the dilution of the percentage ownership of existing stockholders) or additional borrowing. The Company also anticipates receiving financial assistance from provincial and federal governmental agencies, although the amount or timing of this assistance is not known. Any or all of these sources may not materialize. In addition, each funding source involves inherent risks (such as dilution, high interest rates and the financial inflexibility that will arise if borrowing levels increase) that could harm the Company's operations or its stockholders. If the funding needs are not met, the Company's business plan or various aspects of it may not be realized.

          The Company's required capital estimates for the build-out of Lac Doré may be too low. This could materially harm the Company's operations. The Company's business may suffer additional negative effects if provincial and governmental funding does not develop in ways and to the extent currently anticipated. Such governmental funding is especially critical given that the Company's business plan relies heavily on such funding. If it does not materialize, the Company will be forced to revisit its business plans and seek additional or alternate sources of financing, including issuing additional shares of stock which would dilute the holdings of current stockholders, or cutting back on expenditures.

          In addition, the auditors' report on the Company's financial statements for the year ended September 30, 2002, contains what is known as a "going concern opinion." The auditors' report states that the Company has suffered recurring losses from operations and has a deficiency in assets that raise substantial doubt about the Company's ability to continue as a going concern. The auditors' report underscores the fact that the Company's financing needs are substantial.

          Proprietary Processes May Prove Ineffective or Unfeasible

          The Company's business plan relies heavily on the success of its proprietary processes to produce high-purity vanadium. The Company has conducted limited laboratory testing of its proprietary technology, and the results have been favorable. However, the testing is not yet complete, and the recent test results do not guarantee that the Company will attain its goal of creating an efficient, cost-competitive method for the production of high-purity vanadium in commercial quantities. The Company's proprietary processes may ultimately prove ineffective because there is no guarantee that the Company will be able to duplicate its test results in commercial production.

          In addition, the Company has not patented its processes and has no current plans to do so. In the absence of patent protection, similar technology could be developed independently by a third party. This independent development could effectively shut the Company out of the high-purity vanadium market if the Company is still developing its high-purity vanadium-based operations. Alternatively, if the Company has successfully established a commercially viable position in this market, a third party may independently develop similar technology. This could undercut the Company's market position, particularly if the third party has greater experience and resources than the Company. In addition, any measures that the Company takes to protect its technology in its relationships with its customers and suppliers may prove inadequate, which could result in the eventual use of the Company's proprietary processes by competitors.

          If the Company's proprietary processes are successful, current and new competitors could enter the high-purity vanadium market. The success of these processes would generate greater interest in the production of high-purity vanadium, which would likely lead to increased competition. Increased competition would lessen the benefits the Company derives from its proprietary processes.

          Competition

          The Company has a number of competitors with more experience and resources related to both the mining of metallurgical ores and the production of high-purity vanadium products. The Company cannot be sure that it will be able to outperform competitors that have more industrial knowledge, exposure, goodwill and resources.

          In addition, Anglo American plc owns the Highveld deposit in South Africa, the largest vanadium deposit in the world, and as a result may have significant influence on the output and price of vanadium. In addition, although Anglo American is not currently producing significant quantities of high-purity vanadium, if it increased its output of high-purity vanadium, this additional source of competition would harm the Company.

          Governmental Approvals and Regulation

          Although the Company has not experienced difficulty in obtaining governmental approvals that it has needed to date, obtaining necessary permits and approvals is a complex and time-consuming process involving numerous provincial and federal agencies. The Company must receive governmental approvals before it can develop Lac Doré. The duration and success of each permit and/or approval effort may be contingent on many variables not within the Company's control, such as new permit requirements or a change in governmental policy or government leadership. Notwithstanding the Company's expectations, there is no guarantee that governmental permits and/or approvals will be issued and/or retained by the Company when anticipated or without conditions that could materially harm the Company's business operations.

Substantial delays in renewing governmental permits or approvals also could materially harm the Company's operations.

          Compliance with laws and regulations may require significant capital outlays or delays, may negatively affect the mining operations or may cause material changes or delays in the Company's intended operations. Further, new or different standards (environmental or otherwise) imposed by governmental authorities in the future could materially harm the Company's business operations. Once the Company is engaged in mineral processing, it will be subject to the risk that environmental remediation will be required.

          In addition, governmental regulations may negatively impact the Company indirectly. For instance, products using high-purity vanadium may become subject to new regulations. These regulations may curb the market appeal for high-purity vanadium products if the regulations make the purchase or use of such products so expensive or complex that other products gain a competitive advantage because they are not subject to such regulatory constraints and are therefore less expensive or less burdensome to purchase or use. Given the new uses to which vanadium may be put, it is difficult to predict whether new governmental regulations will arise and what form these regulations will take.

          No Active Trading Market

          The Company's common stock is traded through the "pink sheets." Accordingly, trading activity in the Company's stock is low and sporadic compared to the stock of companies listed on an exchange or quoted for trading on the Nasdaq trading system. Given that the Company has a low market capitalization, an investment in the Company's stock is less liquid and involves inherently more risk than a stock traded on an exchange or quoted for trading on the Nasdaq trading system.

          In addition, trading in the Company's stock must be done on a manual basis which involves time delays in executing orders. Unlike securities listed on an exchange or quoted for trading on Nasdaq, a client order to purchase or sell shares of the Company's common stock is not protected by "order handling rules" of the Securities and Exchange Commission. These order handling rules seek to prevent market makers from trading ahead of client limit orders and also require market makers to display limit orders that are priced better than the inside market to ensure that client trades are executed within the inside bid and offer for the security. Accordingly, trading in the Company's stock is not as efficient as trading stocks listed on an exchange or traded on Nasdaq.

          Influence of Certain Stockholders

          As of December 31, 2002, the Company's directors, officers and certain of their affiliates beneficially owned approximately 43.8% of the Company's outstanding common stock. Accordingly, if these stockholders act together as a group, they will be able to substantially control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's certificate of incorporation or bylaws and the approval of significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors also may have the effect of delaying or preventing a change in the management or voting control of the Company.

          Certain Repurchase Obligations

          Currently, there are approximately 1,493,571 outstanding shares of Company common stock that have certain rights attached permitting the holder to require the Company to repurchase these shares from the holder. These rights are contained in subscription agreements between the Company and certain of its stockholders. The terms of the required repurchases are set forth in the particular subscription agreements, a form of which is attached as Exhibit 4.5 to this Form 10-KSB. If stockholders who hold these rights decide to exercise their rights and force the Company to repurchase the shares, the Company would be obligated to pay up to approximately $1.1 million (US) to comply with its repurchase obligations.  If this occurs, the Company's financial condition operations would be harmed.

          Reliance on Directors, Officers and New Personnel

          The Company is heavily dependant on the personal efforts, knowledge and abilities of its directors and officers. The loss of certain directors or officers could materially harm the Company. Presently, the Company has neither entered into employment agreements with its officers nor obtained life insurance policies on its key directors and officers. The resignation or death of certain of the Company's directors or officers could materially harm the Company's operations. The Company cannot guarantee that it will be able to retain the services of its directors and officers.

          In addition, the Company will be required in the future to hire a chief engineer to integrate the diverse operations of Lac Doré, a Lac Doré mine superintendent, refinery experts and other technical experts in order to facilitate a smooth and effective opening for the Lac Doré facility. If the Company is not able to hire well-qualified individuals for these positions, the Lac Doré project may be delayed or harmed.

          Reliance on Lac Doré

          The Company's business plan is heavily dependent on the success of the Lac Doré project. Many things could cause the Lac Doré project to fail, including:

•	The Company cannot be sure that Lac Doré will yield the desired raw materials in commercial quantities;

•	If the feasibility study that the Company commissioned for Lac Doré underestimated capital needs for the project, the Company may face insurmountable financial obstacles;

•	The Company's ability to quickly produce different forms of vanadium products from the Lac Doré operation (and therefore quickly match market demands) may not meet anticipated customer expectations;

•	The Company's use of proprietary processes may not produce high-purity vanadium at Lac Doré at anticipated cost and quantity levels;

•	Inherent mining risks, such as labor disputes, accidental leakage of toxic material, engineering and construction delays and industrial accidents may affect the Lac Doré mining operation;

•	Lac Doré will be dependent on the supply of services and goods from third parties;

•	The Company's inability to obtain required governmental permits and/or approvals.

          Given the Company's substantial reliance on Lac Doré, any failure related to Lac Doré could materially harm the Company's operations.

          New Markets

          McKenzie Bay Resources' business plan depends heavily on the development of new products entering the energy storage market. In addition, certain applications for these new products will depend on the development of new markets. The Company cannot be sure that these new products or markets will develop or that, if they do develop, McKenzie Bay Resources can effectively penetrate these markets.

          Market Volatility

          The Company has chosen to focus on the high-purity vanadium market rather than the established market for metallurgical-grade vanadium pentoxide. Although the metallurgical-grade vanadium pentoxide market is highly volatile, the high-purity vanadium market may not materialize in ways or to the extent that the Company currently expects. This failure may be due to the market's unwillingness to recognize new vanadium applications (such as the vanadium energy storage devices), decreased energy consumption, increased usage of alternate energy sources or other unforeseeable events.

          Even if the high-purity vanadium market materializes, the profitability of the Company's future operations will be affected by the market price of high-purity vanadium. Prices for vanadium and similar metals can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial demand, new technologies, global or regional political or economic events and fluctuating production costs. There is no guarantee that the market price of vanadium will be sufficient in the future to cover the Company's operating costs and sustain production.

          The Company's proposed pilot production facility will be heavily dependent upon a reliable supply of vanadium materials at reasonable costs. Also, if the Company subsequently discovers that the Lac Doré deposit of vanadiferous material is inadequate, the Company's need for such material from outside sources may be much more substantial than anticipated. The Company cannot control the cost or supply of this material, each of which could be volatile. Therefore, there are no guarantees that the pilot production facility will generate revenues that are sufficient to exceed costs. A failure of the pilot production facility (due to high prices for raw materials, the Company's inability to duplicate its test processes for the production of high-purity vanadium or other significant negative events) would harm the development of Lac Doré.

          Stockholder Dilution

          The Company's need for substantial capital may be met through the exercise of outstanding options or warrants for the Company's stock or by additional equity offerings. If these mechanisms are used, current stockholders' interest in the Company will be diluted. This dilution will occur because ownership of the Company will be spread out among more shares of the Company's stock, meaning each share will have a claim on a smaller percentage of the Company's assets.

          Insurance Coverage Deficiencies

          The Company's operations will be subject to all of the operating hazards and risks normally associated with exploring and developing mineral properties, and building and operating refining facilities. These risks include, by way of example, unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions because of the inclement weather and industrial accidents. Although the Company currently plans on maintaining commercial insurance within ranges of coverage consistent with industry practice to reduce some of these risks, there is no guarantee that such insurance will continue to be available at economically feasible rates, particularly in light of increased premiums following the September 11, 2001 tragedy, or that the Company's insurance will be adequate to cover the risks and potential liabilities associated with its operations.

Forward-Looking Statements

          This Form 10-KSB, including the sections entitled "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Business," contain statements that are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "estimates," "anticipates," "plans," "believes," "projects," "expects," "intends," "predicts," "potential," "future," "may," "contemplates," "will," "should," "could," "would" or the negative of such terms or other comparable terminology. These statements relate to the Company's future operations and financial performance or other future events. These statements are only predictions and not guarantees of future success. Many of the forward-looking statements are based on assumptions about future events that may prove inaccurate. Actual events, results, performance or achievements may differ materially from the events, results, performance or achievements discussed in the forward-looking statements. These differences may result from a variety of factors, including the following: lack of operating history; unavailability of future equity infusions and other financing alternatives; failure or delays in further developing proprietary processes or effectively commercializing such processes; dependence on the success of the pilot production facility and, ultimately, Lac Doré; inability to develop new products entering the energy storage market; failure of the high-purity vanadium market to materialize; failure to obtain required governmental approvals regarding Lac Doré; and concentration of ownership of the Company's common stock by directors and officers. Other factors identified in this Form 10-KSB, including under "Risk Factors," or in any other filings of the Company, also may cause the Company's actual results to vary materially from those discussed in the forward-looking statements.

Item 2.           Description of Property.

Corporate Offices

          The following table sets forth information concerning the corporate offices leased by the Company. The Company believes that its facilities are suitable for their intended purposes and adequate to meet its requirements for the foreseeable future.

Used By	Location	Use	Square Footage

McKenzie Bay International, Ltd.	3362 Moraine Drive Brighton, Michigan	Corporate headquarters	150

McKenzie Bay International, Ltd.	975 Spaulding Grand Rapids, Michigan	Financial headquarters	400

McKenzie Bay International, Ltd.	143 Windsor London, Ontario	Coordination of Canadian activities	150

McKenzie Bay Resources, Ltd.	32 du Portage Matagami, Quebec	General offices	150

Expert Conseils Dermond, Inc.	663 McEachran Avenue Outremont, Quebec	General offices	250

Great Western Diamond Company	1330 Duff Avenue Ft. Collins, Colorado	General offices	900

          The Company leases all of these properties at a total monthly cost of approximately $2,000 (US).

Location of and Access to the Lac Doré Deposit

          The Lac Doré deposit is located approximately 70 kilometers southeast of the city of Chibougamau, in the Rinfret and Lemoine townships of northern Quebec. The deposit is approximately five kilometers south of Chibougamau Lake, which is in a low, flat ground area, 380 meters above sea level. The deposit is accessible by road from national highway 167, which is paved and links Chibougamau to the Lac St-Jean area. At kilometer 200 on national highway 167, approximately 32 kilometers south of Chibougamau, forest road 210, a dirt road, leads approximately 35 kilometers east to the deposit and the main exploration workings. The area has been clear-cut of wood, and, accordingly, provides good access by vehicle (4x4) to the various outcrops of the deposits.

          The Chibougamau/Chapais area has a well-developed infrastructure to support mining projects, including transportation, a well-trained labor force, service and maintenance industries and an airport. Lac Doré is approximately 35 kilometers from Hydro-Quebec's Chibougamau electricity substation. The Company intends to have a 161 kilovolt transmission line extended to Lac Doré, which the Company expects will meet the electricity needs of the Lac Doré mine and refinery.

          The general location of the Lac Doré deposit is shown on the map below:

Lac Doré (Vanadium)
URL:
McKenzie Bay
Baffin Bay
Davis Strait
Arctic Circle
BAFFIN ISLAND
KALAALLIT NUNAAT (DAN.)
Nuuk
Iqaluit
Hudson Strait
Labrador Sea
N U N A V U T
NORTHWEST TERRITORIES
BRITISH COLUMBIA
Liard
Slave
Peace
Baker Lake
Rankin Inlet
Arviat
ALBERTA
Calgary
GREAT PLAINS
SASKATCHEWAN
MANITOBA
Nelson
CANADA
Hudson Bay / Baie d'Hudson
Regina
Helena
MONTANA
N O R T H A M E R I C A
Winnipeg
Happy Valley-Goose Bay
NEWFOUNDLAND
Q U E B E C
O N T A R I O
NORTH DAKOTA
Sheridan
Bismarck
Thunder Bay
WYOMING
MINNESOTA
Lake Superior
Duluth
SOUTH DAKOTA
St. John's
Sioux Falls
Minneapolis
Cheyenne
WISCONSIN
Denver
NEBRASKA
Omaha
IOWA
Moncton
NOVA SCOTIA
Montréal
Ottawa
Lake Huron
Milwaukee
MAINE
Halifax
ATLANTIC OCEAN
COLORADO
MICHIGAN
Toronto
Montpelier
Augusta
Des Moines
Chicago
Lake Ontario
Syracuse
Concord
KANSAS
Detroit
Kansas City
Toledo
Lake Erie
NEW YORK
Boston
ILLINOIS
Hartford
UNITED STATES
OHIO
Providence
NEW MEXICO
Wichita
Indianapolis
St. Louis
Pittsburgh
MISSOURI
New York
Columbus
OKLAHOMA
Cincinnati
Philadelphia
Louisville
Oklahoma City
Charleston
Washington, D.C.
ARKANSAS
Clarksville
KENTUCKY
Nashville
Little Rock
Knoxville
VIRGINIA
Dallas
Memphis
Raleigh
Virginia Beach
Huntsville
T E X A S
Charlotte
LOUISIANA
Birmingham
Atlanta
Austin
Jackson
Columbia
GEORGIA
Houston
© 1988-2000 Microsoft and/or its suppliers. All rights reserved.

History of Exploration and Geology at Lac Doré

          Lac Doré is expected to be an open-pit mine. The deposit has never been in commercial production. All activity on the deposit to date has been exploration. A chronology of work on Lac Doré follows:

          Historical Deposit Work at Lac Doré

          In 1954, the Lac Doré deposit was discovered by an airborne geophysical magnetic survey. The property was first staked and owned by Dominion GULF Company. Between 1966 and 1975, the Ministère des Richesses Naturelles du Québec (the "Quebec Ministry") staked the property and conducted a series of tests for vanadium content.

          In 1977, SOQUEM took over the exploration activities at Lac Doré from the Quebec Ministry. SOQUEM subsequently carried out detailed geological mapping, geophysical surveys and a drilling program. In 1983, SOQUEM reduced the claimed area to 21 claims by allowing its other claims to expire.

          McKenzie Bay Resources Activities

          Beginning in 1996, McKenzie Bay Resources began to acquire claims covering portions of the Lac Doré deposit. In 1997, McKenzie Bay Resources purchased 21 claims over a five kilometer strike length of the Lac Doré deposit from SOQUEM. McKenzie Bay Resources currently owns 443 claims. The total cost for acquiring these 443 claims was approximately $112,801 (US) plus the issuance of 100,000 shares of Company common stock then valued at $0.25 (US) per share and 1,000,000 shares of Company common stock and warrants to purchase 1,000,000 shares of Company stock then valued at $2.00 (US) per share.

          In 1998, Cambior inc., an international mining company ("Cambior"), acquired an option from McKenzie Bay Resources to receive a 60% interest in Lac Doré in exchange for funding 60% of the costs related to developing the deposit. In 1999, Cambior did extensive verification and audit work at Lac Doré. In 2000, Cambior terminated its work on the Lac Doré deposit due to Cambior's financial difficulties, and its option expired.

          In April 2001, McKenzie Bay Resources engaged SNC-Lavalin Inc. to carry out a feasibility study of the Lac Doré deposit. SNC-Lavalin reviewed the existing data, validated the database and drilled additional test holes, all with respect to the 21 claims acquired from SOQUEM. SNC-Lavalin also organized its own database and resource block model. In April 2002, SNC-Lavalin completed the feasibility study and issued its report. SNC-Lavalin estimated that the portion of the deposit covered by these 21 claims consists of 102 million tons of in-place mineralized material at 35.0% magnetite, 17.4% ilmenite and 0.5% vanadium pentoxide.

Topography & Geology

          The topography was carved by glaciers more than 10,000 years ago. The deposit, which is hosted in plutonic rocks, outcrops in a series of west-southwest rolling hills, some 100 to 150 meters higher in elevation.

          There is little dirt or cover on the bedrock in the deposit area, making geological mapping easier. Vegetation is bushy, typical of harvested forest, and the rocky surface is rugged.

          The Lac Doré property hosts a large deposit containing titanium, a type of deposit also found in South Africa and other parts of the world, with Precambrian shield rocks. The deposit is made up of a stratified series of magnetite beds with ilmenite and amalgamated vanadium, known to outcrop over 17 kilometers on the south shore of Lake Chibougamau and also the north shore, some 25 kilometers away, on either side of the Chibougamau anticline.

Claims

          McKenzie Bay Resources acquired its 443 claims in Lac Doré by purchasing claims from third parties and staking claims for itself. The Company believes that McKenzie Bay Resources has satisfactory title to its claims in accordance with industry standards and applicable laws and regulations.

          A claim is defined as an area of land and/or water "claimed" by a prospector or mining organization for the purpose of exploring the claim for a certain length of time and subject to certain conditions as set out by a particular province in Canada. The claim is staked out physically or by computerized map designation and recorded in appropriate provincial claims office. The size of a claim is 40 acres (16.2 hectares).

          The claim is the only valid exploration right in Québec, for all kinds of mineral substances in the public domain. Each claim gives the holder an exclusive right to search for mineral substances, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The claim also guarantees the holder's right to obtain an extraction right upon the discovery of a mineral deposit.

          The term of a claim is two years from the day the claim is registered, and a claim can be renewed indefinitely providing the holder meets all the conditions set out in the Quebec Mining Act, including the obligation to invest a minimum amount in exploration work determined by regulation. The act includes provisions to allow any amount disbursed to perform work in excess of the prescribed requirements to be applied to subsequent terms of the claim. The claim holder may renew title for rolling two-year periods.

          To renew a claim, a holder must submit a renewal application no later than 15 days after a claim expires and pay the required fees. Renewal costs depend on the date that an application is received, the title location and surface area and the value of the work performed on the property during the claim period.

          In order to maintain its claims, the Company is required to perform and/or fund certain exploration and development-related work as specified by applicable regulations. Eligibility of work-related expenses are defined by such regulations and excess value of work can be used to renew claims within a 3.2 kilometers square area where work was not performed and/or for future renewal.

          Lac Doré is located south of the 52nd parallel, which has different claim renewal costs than properties located north of that point. Area size also determines claim cost. Cost of claim renewal ranges from $22 up to $330 (Canadian), per claim, if more than 100 hectares and depending upon renewal date payment. Work values must be at least $500 to $3,600 (Canadian), per claim, depending upon hectares claimed and the location of the claims. The cost of claim renewal also can vary widely depending on the amount and location of work done on and near a subject claim. In 2002, McKenzie Bay Resources spent $8,030 (Canadian), in addition to exploration costs allocated to claim maintenance, to retain its 443 Lac Doré claims.

          McKenzie Bay Resources has retained the services of SOQUEM to manage its Lac Doré claims.

Item 3.           Legal Proceedings.

          The only legal proceeding to which the Company or any of its subsidiaries is a party involves an arbitration proceeding in the state of Colorado between Great Western Diamond, a subsidiary of the Company, and Teddy C. Shafer and Polly E. Milliken, landlord of a large portion of the diamond claims held by Great Western Diamond relating to the Kelsey Lake diamond mine. On April 13, 2001, Great Western Diamond filed suit in the District Court for Larimer County, Colorado against the landlord after the landlord locked Great Western Diamond out of the mine due to Great Western Diamond failing to make an annual advance royalty payment due in September 2000. The court referred the matter to arbitration as required by the lease agreement. Before the arbitration, Great Western Diamond paid the advance royalty payment.

          On July 27, 2001, the arbitrator ruled that although Great Western Diamond was in default of the lease due to the nonpayment of the royalty payment, the lease required the landlord to give formal notice of default and a period of time to cure the default. Since the default had been cured before arbitration, there was no default at the time of the arbitration hearing. The arbitrator further ruled that the landlord did not have the authority to lock Great Western Diamond out of the mine. Due to the fact that the lock-out had caused the loss of nearly a full season of mining, Great Western Diamond reserved the right to file a further arbitration proceeding seeking damages.

          On September 2, 2001, Great Western Diamond entered into an agreement to sell the mine, subject to customary conditions including a due diligence period. As a part of that sale agreement, the potential buyer was given the authority to pursue damages against the landlord for the lost season of mining in the name of Great Western Diamond. On February 21, 2002, the potential buyer filed an arbitration claim seeking damages.

          In March 2002, the sale agreement was terminated. Following the termination, Great Western Diamond continued with the arbitration claim for damages. The parties attempted to negotiate a settlement, but were not successful. During this time, the landlord gave Great Western Diamond a notice of default claiming that the company was not conducting mining operations in commercially-reasonable quantities as required by the lease.

          An arbitration hearing was held on October 21, 2002. At the arbitration hearing, Great Western Diamond submitted evidence of damages totaling $355,861 (US). A decision is expected on or around January 16, 2003. Although the Company cannot determine its aggregate liability, if any, the Company does not expect the arbitrator's decision to materially harm the Company's consolidated financial position or operating results.

          If the arbitrator rules that Great Western Diamond is in default of the lease, it is likely that the Company will shut down the mine and that the Company will use its reclamation bond posted with the state of Colorado to complete reclamation of the property. See Note 4, "Reclamation cash bond," of the Company's financial statements beginning on page F-1 of this Form 10-KSB for a description of the reclamation bond.

Item 4.           Submission of Matters to a Vote of Security Holders.

          The Company's annual meeting of stockholders was held on May 30, 2002. The purpose of the meeting was to elect directors and transact any other business that properly came before the meeting. The name of each director elected to a one-year term expiring at the annual meeting of stockholders in 2003 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld/Against

Gary L. Westerholm	16,457,478	0
Gregory N. Bakeman	16,457,478	0
John W. Sawarin	16,457,478	0
Rocco J. Martino	16,457,478	0
Stephen D. McCormick	16,457,478	0
Yves Harvey	16,457,478	0
Donald R. Murphy	16,457,478	0

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters.

          The Company's common stock is traded through the "pink sheets" under the trading symbol "MKBY.PK." The trading market is limited and sporadic and should not be considered to constitute an established trading market.

          The following table sets forth the high and low bid information for the Company's common stock for fiscal quarters in the fiscal years ended September 30, 2002 and 2001:

	2002		2001
Quarter	Low	High	Low	High

October - December	$1.10	$1.85	$0.65	$1.00

January - March	1.05	2.45	0.51	4.01

April - June	2.00	3.30	1.50	2.41

July - September	1.20	2.43	1.40	1.90

          The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          The Company has never paid dividends on its common stock and does not anticipate paying cash or stock dividends on its common stock in the foreseeable future. The Company intends to retain its earnings, if any, for the operation and expansion of its business. The payment of dividends on the Company's common stock in the future will depend on the Company's results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Company's board of directors.

          As of September 30, 2002, the Company's common stock was held by approximately 320 holders of record.

Issuance of Unregistered Common Stock

          During the fiscal year ended September 30, 2002, the Company issued and sold the following unregistered securities:

          On October 1, 2001 the Company issued 50,000 shares of common stock to one individual in exchange for investor-relations services provided to the Company valued at approximately $81,000 (US).

          On October 1, 2001, the Company issued 6,500 shares of common stock to two entities in exchange for legal services provided to the Company valued at approximately $8,450 (US).

          On February 12, 2002, the Company issued 100,000 shares of common stock to two individuals in connection with the purchase of Dermond's outstanding stock.

          On March 8, 2002, the Company issued 1,364,082 shares of common stock to one entity in exchange for the satisfaction of approximately $1,159,470 (US) of accounts payable owed by the Company to this entity. This accounts payable related to the costs incurred by the entity in its due diligence investigation of the proposed purchase of the Kelsey Lake mine, which is owned by Great Western Diamond, the Company's subsidiary.

          On March 8, 2002, the Company issued 101,471 shares of common stock to an individual in exchange for the satisfaction of approximately $86,250 (US) of accounts payable owed by the Company.

          On May 31, 2002, the Company issued 23,877 shares of common stock to four individuals upon conversion of convertible promissory notes by these individuals for an approximate amount of $25,626 (US).

          On June 7, 2002, the Company issued 25,000 shares of common stock to one individual in connection with the exercise of an option in the amount of $16,117 (US).

          On July 1, 2002, the Company issued 50,000 shares of common stock to one individual in exchange for investor-relations services provided to the Company valued at approximately $107,500 (US).

          On July 28, 2002, the Company issued a warrant to purchase 20,000 shares of common stock to one individual for an exercise price of $2.00 (US) per share. The warrant is exercisable for two years from the date of grant.

          On August 1, 2002, the Company issued a warrant to purchase 125,000 shares of common stock to one individual for an exercise price of $1.00 (US) per share. The warrant is exercisable for two years from the date of grant.

          During the fiscal year ended September 30, 2002, the Company issued a total of 969,935 shares of common stock to 32 individuals and entities upon conversion of outstanding warrants for total proceeds of approximately $1,192,360 (US).

          The Company did not engage an underwriter in connection with any of the foregoing transactions.

          The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2). All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Construction of Pilot Production Facility

          As discussed above in "Business" in Part I, Item 1 of this Form 10-KSB, McKenzie Bay Resources anticipates that it will begin construction of a pilot production facility during the fiscal year ended September 30, 2003.

          The cost of construction for the pilot production facility is estimated to be approximately $10 million (US). McKenzie Bay Resources will seek financial support from federal and provincial Canadian governmental agencies and senior lending sources. In addition, the Company anticipates that it will offer up to $1 million of its common stock during the coming year in a private placement for purposes of funding a portion of the costs of constructing the pilot production facility.

Development of Dermond

          If funding becomes available during the fiscal year ended September 30, 2003, Dermond anticipates that it will begin to design and develop the vertical-axis wind prototypes. Total costs for designing and developing the prototypes are estimated to be approximately $1.7 million (US). Dermond is seeking a strategic partner for this project who would contribute approximately $300,000 (US) of this amount, with the balance anticipated to be raised through grants, loans and investment by Canadian federal and provincial governmental agencies and private funding sources.

Great Western Diamond Company

          As described in "Legal Proceedings" in Part I, Item 3 of this Form 10-KSB, Great Western Diamond is involved in arbitration involving the Kelsey Lake lease. If the arbitrator rules that Great Western Diamond is in default of the lease, it is likely that the Company will shut down the mine and that the Company will use its reclamation bond posted with the state of Colorado to complete reclamation of the property.

Cash Requirements for 2003 Fiscal Year Administrative Costs

          To date the Company's activities and that of its subsidiaries have been funded primarily through the sale of equity securities and financial assistance from Canadian governmental agencies in the form of loans and grants. As noted above with respect to the costs associated with Lac Doré, the Company will need to raise additional capital to continue to operate its businesses.

          The Company's and its subsidiaries' cash requirements for administrative costs for the fiscal year ended September 30, 2003 follows (all amounts are in US dollars):

Use	Amount
Employee salaries	$600,000
Professional costs (includes consultants, outside accountants, independent auditors and legal counsel)	$500,000
General administrative (includes lease obligations, travel and other administrative costs)	$200,000

          In its report dated November 30, 2002, the Company's independent auditors state that the Company has suffered recurring losses from operations and has a deficiency in assets that raise substantial doubt about the Company's ability to continue as a going concern.

          The Company cannot be sure that it will be able to obtain adequate financing from outside sources to fund its operations. If the Company is unable to obtain the necessary funding, the Company will not be able to continue to operate.

Additional Employees

          Since September 30, 2002, McKenzie Bay Resources has hired a General Manager and a Director of Production and Technical Processes for Lac Doré. The Company does not anticipate that a significant change will occur in its or its subsidiaries employee base in the next 12 months.

Item 7.           Financial Statements.

          The Consolidated Financial Statements and related notes begin on Page F-1 of this Form 10-KSB.

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          The information required to be disclosed under this item previously has been disclosed in the Company's Current Report on Form 8-K filed on September 26, 2002 with the Securities and Exchange Commission.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

          The information regarding directors of the Company contained under the captions "Board of Directors," "Consultants" and "Section 16 Beneficial Ownership Reporting Compliance" in the definitive proxy statement of the Company for its annual meeting of stockholders to be held in 2003 are incorporated herein by reference.

Item 10.           Executive Compensation.

          The information contained under the captions "Compensation of Directors" and "Executive Compensation" in the definitive proxy statement of the Company for its annual meeting of stockholders to be held in 2003 are incorporated herein by reference.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plans" in the definitive proxy statement of the Company for its annual meeting of stockholders to be held in 2003 are incorporated herein by reference.

Item 12.           Certain Relationships and Related Transactions.

          The information contained under "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company for its annual meeting of stockholders to be held in 2003 are incorporated herein by reference.

Item 13.           Exhibits and Reports on Form 8-K.

          Item 13(a).           Exhibits

          The following exhibits are filed as a part of this Form 10-KSB:

Exhibit Number	Description

2.1

Share Purchase Agreement between the Company and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc., dated February 12, 2002. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate.

4.4	Form of Warrant.

4.5	Form of Subscription Agreement.

10.1	Employment Agreement between Experts Conseils Dermond Inc. and Jacquelin Dery, dated February 12, 2002.

10.2	Royalty Agreement between the Company and Jacquelin Dery, dated February 12, 2002.

10.3	Employment Agreement between Experts Conseils Dermond Inc. and Lauren Mondou, dated February 12, 2002.

10.4	Royalty Agreement between the Company and Lauren Mondou, dated February 12, 2002.

10.5	Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002.

10.6	2001 Employee Non-qualified Stock Option Plan.*

10.7	2001 Directors Non-qualified Stock Option Plan.*

10.8	2001 Employee Incentive Stock Option Plan.*

10.9	Option and Joint Venture Agreement dated August 31, 1998, between McKenzie Bay Resources Ltd. and SOQUEM Inc.

10.10	Letter Agreement dated June 21, 2001 between McKenzie Bay Resources Ltd. and SOQEUM Inc. amending Option and Joint Venture Agreement dated August 31, 1998.

10.11	Letter Agreement dated June 18, 2002 between McKenzie Bay Resources Ltd. and SOQUEM Inc. amending Option and Joint Venture Agreement dated August 31, 1998.

21.1	Subsidiaries.

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

* Management contract or compensatory plan or arrangement

          Item 13(b).           Reports on Form 8-K

          The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

Date of Report	Filing Date	Item(s) Reported

September 11, 2002 (amended Form 8-K)	September 26, 2002

This Form 8-K reported the dismissal of Zaritsky Penny LLP-Chartered Accountants, London, Ontario, Canada as the Company's independent auditors and the engagement of KPMG, LLP as the Company's independent auditors.

September 11, 2002	September 17, 2002

This Form 8-K reported the dismissal of Zaritsky Penny LLP-Chartered Accountants, London, Ontario, Canada as the Company's independent auditors and the engagement of KPMG, LLP as the Company's independent auditors.

September 2, 2002	September 17, 2002	This Form 8-K reported the death of Mr. Donald Murphy. Mr. Murphy was Vice President and a member of the Board of Directors of the Company.

July 15, 2002	July 29, 2002	This Form 8-K reported the appointment of Mr. Steven D. McCormick to the Board of Directors of the Company.

Item 14.          Controls and Procedures.

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB (the "Evaluation Date"). These individuals have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2003	MCKENZIE BAY INTERNATIONAL, LTD. By: /s/ Gary L. Westerholm Gary L. Westerholm President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Westerholm Gary L. Westerholm	President, Chief Executive Officer and Director (Principal Executive Officer)	January 14, 2003

/s/ Gregory N. Bakeman Gregory N. Bakeman	Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 14, 2003

/s/ John W. Sawarin John W. Sawarin	Secretary and Director	January 14, 2003

/s/ Rocco J. Martino Rocco J. Martino	Director	January 13, 2003

/s/ Stephen D. McCormick Stephen D. McCormick	Director	January 13, 2003

/s/ Yves Harvey Yves Harvey	Director	January 14, 2003

/s/ Donald C. Harms Donald C. Harms	Director	January 14, 2003

CERTIFICATIONS

I, Gary L. Westerholm, certify that:

1.	I have reviewed this annual report on Form 10-KSB of McKenzie Bay International, Ltd.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ Gary L. Westerholm
Gary L. Westerholm President and Chief Executive Officer

I, Gregory N. Bakeman, certify that:

1.	I have reviewed this annual report on Form 10-KSB of McKenzie Bay International, Ltd.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ Gregory N. Bakeman
Gregory N. Bakeman Treasurer and Chief Financial Officer

MCKENZIE BAY INTERNATIONAL LTD.
(A development-stage company)
CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

KPMG LLP Chartered Accountants

2000 McGill College Avenue Suite 1900 Montreal (Quebec) H3A 3H8	Telephone (514) 840-2100 Telefax (514) 840-2187 www.kpmg.ca

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders of McKenzie Bay International Ltd.

We have audited the consolidated balance sheet of McKenzie Bay International Ltd., a development-stage company, as at September 30, 2002 and the consolidated statements of changes in stockholders' equity, loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of September 30, 2001 and for the period from inception on August 23, 1996 to September 30, 2001, prior to the restatement, were audited by other auditors whose report dated January 31, 2002, expressed an unqualified opinion on those statements.

We also audited the adjustments described in Note 2 (l) ii) and 7 (c) ii) that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP, a Canadian owned limited liability partnership established under the laws of Ontario, is a member firm of KPMG International, a Swiss association.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Montreal, Canada
November 30, 2002

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

AUDITORS' REPORT

To the Stockholders of McKenzie Bay International Ltd.

We have audited the consolidated balance sheet of McKenzie Bay International Ltd. as at September 30, 2001 and 2000 and the consolidated statements of changes in stockholders' equity, loss and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the company as at September 30, 2001 and 2000 and the results of its operations and cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

These consolidated financial statements have been prepared assuming the company will continue as a going concern. As stated in note 2(a) to these consolidated financial statements, the ability of the company to continue as such is dependent on the company's continuing ability to obtain the necessary financing to conduct its exploration and development activities and ultimately on the commercial production of minerals. These requirements raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zaritsky Penny LLP London, Ontario, Canada Chartered Accountants January 31, 2002

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	2002	2001
		(Restated)
ASSETS
Current:
Cash and cash equivalents	$45,325	$654,186
Marketable securities (note 3)	83,501	1,767,835
Accounts receivable	186,961	84,438
Inventories	19,562	-
Prepaid expenses and deposits	172,057	44,443
	507,406	2,550,902
Reclamation cash bond (note 4)	338,685	338,685
Capital assets (note 5)	84,577	103,375
Goodwill (note 10)	146,972	-
Incorporation and reorganization costs	-	49,137
	$1,077,640	$3,042,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Bank indebtedness, 8% (note 12)	$47,441	$-
Accounts payable and accrued liabilities	583,378	748,440
Convertible notes payable, 6%	-	23,055
Current portion of long-term debt (note 6)	36,156	32,794
	666,975	804,289
Long-term debt (note 6)	888,304	69,101
Reclamation and closure liabilities (note 4)	250,000	250,000

Redeemable capital stock (note 7)	1,119,354	1,721,263

Stockholders' equity (deficiency in assets):
Capital stock (note 7)
75,000,000 common stock authorized, at $0.001 par value
23,177,640 common stock issued and outstanding (2001, 20,486,775)	21,607	18,914
Stock options	1,369,551	902,585
Paid in capital (note 7)	11,797,157	8,945,521
Contributed surplus	814,159	249,750
Accumulated deficit	(15,872,366)	(9,901,792)
Foreign currency translation adjustment	22,899	(17,532)
	(1,846,993)	197,446
Contingency (note 12)
Commitments (note 13)

	$1,077,640	$3,042,099

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEAR ENDED SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	Common stock (Restated)	Paid in capital (Restated)	Stock options (Restated)	Accumulated deficit (Restated)	Contributed surplus (Restated)	Foreign currency translation adjustment	Total stockholders' equity (Restated)

Balance,
beginning
of year

As previously
reported	$20,408	$9,729,027	$ -	$(7,813,194)	$ -	$(17,532)	$1,918,709
Restatement
(note 2 (l) ii)
and 7 (c) ii))	(1,494)	(783,506)	902,585	(2,088,598)	249,750	-	(1,721,263)
Balance,
as restated	18,914	8,945,521	902,585	(9,901,792)	249,750	(17,532)	197,446
Issuance of
capital stock
(note 7)	2,696	2,856,002	-	-	(37,500)	-	2,821,198
Purchase of
common stock
for treasury
(note 7)	(3)	(4,366)	-	-	-	-	(4,369)
Net loss for
the year	-	-	-	(5,970,574)	-	-	(5,970,574)
Change in
foreign
currency
translation
adjustment
(note 15)	-	-	-	-	-	40,431	40,431
Expiry of redemp-
tion rights	-	-	-	-	601,909	-	601,909
Stock options	-	-	466,966	-	-	-	466,966
Balance,
end of
year	$21,607	$11,797,157	$1,369,551	$(15,872,366)	$814,159	$22,899	$(1,846,993)

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF LOSS

YEAR ENDED SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	2002	2001	Cumulative from inception on August 23, 1996
		(Restated)

Revenue	$12,825	$-	$12,825

Expenses:
Exploration expenditures (note 8)	2,586,476	1,119,502	6,563,801
General administration	681,568	145,576	966,189
Reorganization costs	-	-	102,914
Wages and benefits	456,821	301,331	940,860
Management wages and benefits	525,648	944,993	1,555,307
Professional fees	314,027	256,278	742,075
Advertising, promotion and travel	262,179	222,358	668,089
Amortization	21,070	286,912	370,482
Interest on long-term debt	22,358	42,745	68,992
	4,870,147	3,319,695	11,978,709

Loss before the following:	(4,857,322)	(3,319,695)	(11,965,884)
Write-down of assets (note 9)	-	(1,626,821)	(1,626,821)
Write-off of incorporation and
reorganization costs	(49,137)	-	(49,137)
Write-down of marketable securities (note 3)	(1,071,483)	-	(1,071,483)
Loss on sale of marketable securities	(138,168)	-	(138,168)
Interest income	4,536	13,272	24,140

Net loss before income and mining taxes	(6,111,574)	(4,933,244)	(14,827,353)
Current mining tax recovery (note 11)	141,000	-	141,000
Net loss	$(5,970,574)	$(4,933,244)	$(14,686,353)

Comprehensive loss (note 15)	$(5,930,143)	$(4,946,077)	$(14,663,454)

Loss per share	$(0.29)	$(0.29)	$-

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	2002	2001	Cumulative from inception on August 23, 1996
		(Restated)

Cash flows from (used in) operating activities:
Net loss	$(5,970,574)	$(4,933,244)	$(14,686,353)
Items not affecting cash:
Amortization	21,070	286,912	370,482
Expenses settled through issuance
of common stock	1,442,670	-	1,442,670
Capitalized interest on convertible
notes payable	2,571	-	2,571
Reclamation and closure costs (note 4)	-	250,000	250,000
Write-down of assets (note 9)	-	1,626,821	1,626,821
Write-down of marketable
securities (note 3)	1,071,483	-	1,071,483
Write-off of incorporation and
reorganization costs	49,137	-	49,137
Loss on sale of marketable securities	138,168	-	138,168
Stock - based compensation	416,278	902,585	1,318,863
Net change in non-cash working capital
related to operations:
Accounts receivable	(69,811)	(72,085)	(154,164)
Inventories	(19,562)	-	(19,562)
Prepaid expenses and deposits	(76,926)	(18,356)	(121,573)
Accounts payable and accrued liabilities	(189,066)	(328,230)	689,670
	(3,184,562)	(2,285,597)	(8,021,787)

Financing activities:
Increase in bank indebtedness	47,441	-	47,441
Decrease in convertible notes payable	-	(10,600)	23,055
Repayment of long-term debt	(32,794)	(32,096)	69,101
Receipt of repayable government
assistance (note 6)	855,359	-	855,359
Proceeds from sale of common stock (note 7)	1,265,402	5,315,192	11,030,004
Redemption of redeemable capital stock	(37,500)	-	(37,500)
Purchase of common stock for treasury (note 7)	(4,369)	(145,253)	(149,622)
	2,093,539	5,127,243	11,837,838

	2002	2001	Cumulative from inception on August 23, 1996
		(Restated)

Investing activities:
Purchase of marketable securities (note 3)	$-	$(1,767,835)	$(1,767,835)
Proceeds - sale of marketable securities	474,683	-	474,683
Purchase of reclamation cash bond (note 4)	-	(338,685)	(338,685)
Purchase of capital assets	(1,666)	(50,820)	(2,048,733)
Incorporation and reorganization costs	-	-	(81,769)
Business acquisition - Dermond (note 10)	(31,286)	-	(31,286)
	441,731	(2,157,340)	(3,793,625)

Effect of foreign currency
exchange rate changes on cash and
equivalents	40,431	(12,833)	22,899

Net increase (decrease) in cash and cash
equivalents	(608,861)	671,473	45,325
Cash and cash equivalents, beginning of period	654,186	(17,287)	-
Cash and cash equivalents, end of period	$45,325	$654,186	$45,325

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Amounts stated in US dollars unless indicated otherwise)

1.	Nature of operations

The Company is a development stage Company with one primary business segment that is exploring with the intent to develop a mineral property but has not yet determined whether the property contains reserves that are economically recoverable.

2.	Accounting policies

The financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") and reflect the following significant accounting policies:

[a]	Basis of presentation

The financial statements of the Company have been prepared on the basis of the Company continuing as a going concern which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company incurred significant losses over the past three years and has a deficiency in assets of $1,846,993 at September 30, 2002. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. Management believes that it will be successful at raising additional capital in the short-term and realizing profitable operations in the long-term, however is unable to disclose firm commitments as of the date of these financial statements.

As discussed in note 7, the Company is committed to repurchase shares, at the option of the holders, for an amount of $1,119,354. If this occurs, the Company's future would be uncertain.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

[b]	Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, McKenzie Bay Resources Ltd., Great Western Diamond Company, Diamond Company N.L, Experts Conseils Dermond Inc. and a 62.5% interest in Ptarmigan Energie Inc.

[c]	Foreign currency translation

The translation to US dollars for consolidation purposes is performed using the current rate method whereby balance sheet accounts are converted at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at the weighted-average exchange rate during the period. The gains and losses resulting from such translation are included as a foreign currency translation adjustment in stockholders' equity. For statutory and other reporting purposes, the Company's wholly and partially owned subsidiaries, McKenzie Bay Resources Ltd., Experts Conseils Dermond Inc. and Ptarmigan Energie Inc. prepare financial statements in Canadian dollars.

[d]	Cash and cash equivalents

Cash and cash equivalents includes those short-term investments which, at the date of acquisition, have an original term to maturity of three months or less.

[e]	Inventories

Inventories are valued at the lower of average cost and net realizable value.

[f]	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the fiscal period. Financial statements items that require significant estimates from management are the useful life of long-lived assets for amortization purposes, carrying value of goodwill and sufficiency of reclamation and closure liabilities. Actual results could differ from such estimates.

[g]	Exploration and development expenditures

Costs related to the exploration and development of resource properties are expensed as incurred. Amounts are reduced by grants and other related revenues.

[h]	Capital assets

Capital assets are recorded at cost and are being amortized over their estimated useful lives using the declining-balance method at the following annual rates:

Processing equipment	20%
Building	4%
Equipment under capital lease	20%
Furniture and fixtures	20%
Computer	30%
Office equipment	20%

[i]	Income and mining taxes

The Company accounts for income and mining taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is set up when it is more likely than not that a deferred tax asset will not be recovered.

[j]	Loss per common share

Basic earnings per share is computed by dividing net loss (the numerator) by the weighted-average number of outstanding common shares (the denominator) for the period. The computation of diluted earnings per share includes the same numerator, but the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued (such as the common share equivalents for stock options). Fully diluted loss per share has not been presented as it is anti-dilutive.

[k]	Comprehensive loss

In addition to net loss, comprehensive loss includes foreign currency translation adjustment.

[l]	Stock-based compensation plan

i)

The Company has stock-based compensation plans which are described in note 7. The Company uses the fair value method of accounting for all stock options granted to non-employees in accordance with the provisions of SFAS 123 and the intrinsic value method for those granted to employees in conformity with Accounting Principles Board Opinion No. 25 and allowed by SFAS 123. Under the fair value based method, compensation cost attributable to awards is measured at the date of the grant and recognized over the vesting period in operating expense as it is the case under the intrinsic value method when exercise price is lower than the current market price at the date of the grant. No compensation cost is recorded for all other stock-based employee compensation awards and consideration paid by employees on the exercise of stock options is recorded as capital stock.

ii)	Restatement

The Company realized in 2002 that it has to apply the provisions of SFAS 123 and/or APB No. 25, as the case may be, for the previous years. Accordingly, the prior periods financial statements have been corrected as follows: increase in net loss by $902,585 and stockholders' equity by $902,585.

[m]	Goodwill

In accordance with the provisions of SFAS 142, goodwill is not amortized but rather subject to an impairment test performed at least annually. Should the carrying value of the reporting unit exceed its fair value, an impairment test is necessary.

3.	Marketable securities

Marketable securities, which are classified as trading, consist of 656,500 common shares of Vanteck (VRB) Technology Corp. At the year end, the securities were written down to market value of $83,501.

4.	Reclamation cash bond

The Company was required to post a cash bond with the State of Colorado, Department of Natural Resources to cover future site reclamation and closure liabilities associated with the Kelsey Lake mine. A liability for the estimated restoration costs of $250,000 has been accrued in these financial statements.

5.	Capital assets

The details of capital assets are as follows:

	Cost	Accumulated Amortization	2002 Net Book Value	2001 Net Book Value

Processing equipment	$-	$-	$-	$1,458,311
Building	-	-	-	166,993
Equipment under capital lease	137,435	57,435	80,000	100,000
Furniture and fixtures	5,274	1,926	3,348	3,838
Computer	3,080	2,110	970	730
Office equipment	548	289	259	324
	146,337	61,760	84,577	1,730,196
Less write-down (note 9)	-	-	-	(1,626,821)
	$146,337	$61,760	$84,577	$103,375

6.	Long-term debt

The Company received financial assistance from the government of Canada and the province of Quebec in connection with the completion of a feasibility study of the Vanadium deposits at Lac Doré, Quebec. These financial assistance packages have been recorded as liabilities in the financial statements.

	2002	2001

Province of Quebec financial assistance repayable in scheduled payments over 4 years after the second year of production of the mine. This assistance is forgivable if, after 24 months following the release of the feasibility study, a decision is made not to begin production	$570,240	$-

Government of Canada financial assistance of up to CDN$500,000, repayable in two equal annual consecutive payments, of CDN$250,000 each commencing 24 months after the completion of the feasibility study	285,119	-

Obligation under capital lease, payable in monthly blended installments of $3,444, interest at 10%, due July, 2004	69,101	101,895
	924,460	101,895

Less current portion	36,156	32,794
	$888,304	$69,101

The Company has provided equipment subject to the lease agreement above as collateral for amounts owing.

Future minimum lease payments required under the lease are as follows:
2003	$41,331
2004	34,443
75,774
Less amount representing interest	6,673
$69,101

7.	Capital stock

Authorized -
75,000,000 common stock, par value $0.001 per share

Issued -

	Shares	Common stock	Paid in capital	Stock options	Total
					(Restated)
Balance, beginning of year
(restated)	20,486,775	$18,993	$ 9,090,695	$ 902,585	$10,012,273
Common stock issued for:
Cash	-	5	56,920	-	56,925
Services	1,572,053	1,572	1,441,098	-	1,442,670
Business acquisition -
Dermond	100,000	100	124,900	-	125,000
Conversion of notes	23,877	24	25,602	-	25,626
Exercise of options	25,000	25	16,092	-	16,117
Exercise of warrants	969,935	970	1,191,390	-	1,192,360
Stock options	-	-	-	466,966	466,966
	23,177,640	21,689	11,946,697	1,369,551	13,337,937
Less treasury stock at cost	82,000	82	149,540	-	149,622

Balance, end of year	23,095,640	$21,607	$11,797,157	$1,369,551	$13,188,315

Share-based incentive plans

At September 30, 2002, the Company had three stock-based incentive plans each being limited so that options to acquire no more than 2,500,000 shares per plan in the aggregate may be outstanding at any one time.

(i)

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant. All options expire no later than ten years from the grant date. In the event an option is granted to an employee who owns 10% or more of the voting power of stock of the Company, the purchase price of each share shall be 110% of the fair market value on the date of grant and the expiration date of option shall be no more than five years after the date of grant of such option.

(ii)

Under the 2001 Employee non-qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant, all options expire ten years after the date of grant.

(iii)

Under the 2001 Directors non-qualified Stock Option Plan, options to purchase common shares of the Company may be granted to directors of the Company or certain non-employees for terms up to ten years at an exercise price as determined by the administrator on the date of the grant. The options vest over three years.

7.	Capital stock (continued)

The following table contains information with respect to all options granted by the Company:

	Shares	Weighted average exercise price US$/share

Options outstanding, September 30, 2001 (Restated)	4,187,859	$1.04
Granted	4,469,810	1.07
Exercised	(25,000)	0.64

Options outstanding, September 30, 2002	8,632,669	$1.05

The following table contains information with respect to all options granted by the Company:

	Outstanding options			Exercisable options
	Shares	Average life (years)	Weighted average price US$/share	Shares	Weighted average price US$/share

$0.66	300,000	4.68	0.66	-	-
$1.00-$1.50	8,134,859	3.62	1.05	7,734,859	1.08
$2.00	122,810	1.73	2.00	122,810	2.00
$3.00	75,000	1.77	3.00	75,000	3.00

SFAS 123 encourages but does not require companies to include in compensation cost the fair value of stock options granted to employees. A company that does not adopt the fair-value method must disclose the cost of stock compensation awards, at their fair value, on the date the award is granted. The fair value of the Company's options that were granted in 2002 was $1,146,756 (2001, $2,190,285). This fair value was estimated using the Black-Scholes model with assumptions of a 2 to 3 years expected term, 121% to 149% volatility, interest rates ranging from 2.56% to 4.71% and an expected dividend yield of 0%. Under SFAS 123 the cost of stock compensation in excess of the amount accounted for the year ended September 30, 2002 would be $988,081 (2001, $1,944,079). The resulting pro forma net loss and loss per share for the year ended September 30, 2002 is $6,728,768 and $0.32 respectively (2001 - net loss and loss per share of $6,877,323 and $0.41 respectively).

7.	Capital stock (continued)

As at September 30, 2002, the following are outstanding:

[a]	Stock warrants

Number of warrants (Restated)

Outstanding at beginning of year	3,731,026
Issued during the year	145,000
Exercised during the year	(969,935)

Outstanding at end of year	2,906,091

The warrants outstanding at year-end can be exercised at prices ranging from US $1.00 to US $3.00 with a significant number of the warrants having an exercise price equal to the five-day moving average trading price for the stock less 20%. The expiry dates on the warrants range from December 31, 2002 to September 28, 2004.

[b]	Treasury stock

During the year, the Company repurchased 2,500 (79,500 in 2001) common stock for treasury at a cost of $4,369.

[c]	Redeemable capital stock

i)

1,493,571 common shares of the Company have certain rights attached permitting the holder to require the Company to repurchase these shares. Pertaining to subscription agreements, if stockholders decide to exercise their rights, the Company would be obligated to pay, as at September 30, 2002 or gradually over the next 2 years a maximum amount of $1,119,354. This amount is based on two type of repurchase rights exercisable at the option of the stockholder. The first type requires a repurchase at the market-trading price at date of issuance plus a premium increasing in time from 25% to 75%. The second type requires a repurchase at prices increasing in time from $2.50 to $3.25.

ii)

The Company realized in 2002 that these redeemable shares must be presented outside the stockholders' equity and must be valued at their redemption amount.  The financial statements of the year ended September 30, 2001 have been corrected as follows: increase in redeemable capital stock by $1,721,263 and decrease in stockholders' equity by $1,721,263.

8.	Mineral properties and exploration expenditures

The Company's expenditures, net of grant revenues received of $nil ($7,232 in 2001), on vanadium and diamond exploration are as follows:

2002	2001
(Restated)

$2,586,476	$1,119,502

The Lac Doré Vanadium/Titanium Project is located in the Province of Quebec, Canada.

The Kelsey Lake Diamond Mine is located on the Colorado, USA and Wyoming, USA border.

At September 30, 2002, the accumulated expenditures incurred by the Company on mineral properties and exploration expenditures totaled $6,571,801 (2001 - $3,985,325).

9.	Kelsey Lake Diamond Mine

[a]	Sale of Kelsey Lake Diamond Mine

On September 11, 2000, the Company undertook to re-evaluate the diamond processing operations and adopted a formal plan to dispose of the Kelsey Lake Diamond Mine which has been acquired on April 14, 2000.

On September 6, 2001, the Company entered into a sale agreement whereby the Company, through its wholly-owned subsidiary, GWDC, agreed to sell the Kelsey Lake Diamond Mine. The sale was conditional upon final approval by the prospective purchaser subject to their due diligence investigation.

During the due diligence period, the prospective purchaser was responsible to pay all operating costs and certain existing liabilities relating to the Kelsey Lake Mine, whereby all such payments would form a deposit towards their potential purchase of the mine. In the event the prospective purchaser does not close, such expenditures would be repaid in the form of McKenzie common stock.

On March 8, 2002, the prospective purchaser informed the Company that they would not proceed with the purchase. As per the agreement, the prospective purchaser was reimbursed for the operating expenses of the mine during the due diligence period and for the repayment of certain existing liabilities relating to the mine by the issuance of common stock of the Company. These expenses and liabilities amounted to $1,245,720 and the Company has issued 1,465,553 common shares as payment.

If the Company is unable to find a partner or purchaser in 2003, Great Western Diamond intends to close the Kelsey Lake mine permanently and initiate mine reclamation.

9.	Kelsey Lake Diamond Mine (continued)

[b]	Write-down of Kelsey Lake Diamond Mine assets

During the year ended September 30, 2001, due to the contingent nature of the sale agreement referred to above and the nature of the Kelsey Lake mine assets, management has written down the carrying value of the assets as follows:

Carrying value of mine assets before write-down	$1,726,821
Less write-down	1,626,821

Carrying value of mine assets after write-down	$100,000

10.	Experts Conseils Dermond Inc.

On February 12, 2002, the Company entered into an agreement to purchase all the issued and outstanding common stock of Experts Conseils Dermond Inc. (Dermond), a Canadian corporation, which owns technology known as the Dermond Wind Generator. As consideration for the common stock of Dermond, the Company paid cash of CDN$50,000 (US$31,369), issued 100,000 of its common stock and agreed to provide employment contracts and royalty agreements to the existing shareholders of Dermond.

The acquisition of Dermond was accounted for using the purchase method whereby the results of its operations were consolidated since the date of acquisition.

The net assets acquired were:
Cash	$83
Accounts receivable	32,712
Computer	606
Goodwill	146,972
Accounts payable and accrued liabilities	(24,004)
$156,369

Consideration for the purchase consisted of:
Cash	$31,369
Issuance of common stock	125,000
$156,369

11.	Income and mining taxes

As the Company operates in a specialized industry and in several tax jurisdictions, its income is subject to various rates of taxation. Major items causing the Company's income tax rate to differ from the Canadian combined federal and provincial rate of 38% to which are subject the majority of its operations were as follows:

	2002	2001

Loss before taxes	$(6,070,687)	$(4,933,244)

Computed "expected" tax recovery	(2,306,861)	(1,874,633)
Increase (reduction) in income taxes resulting from:
Resource allowance deduction	63,668	21,040
Earnings in foreign jurisdiction taxed at different rates	(102,703)	(67,968)
Tax benefits of losses not recognized	1,567,824	1,578,579
Utilization of tax benefits not previously recognized	633,300	-
Non-deductible expenses (stock options)	144,772	342,982
	-	-

Income taxes	-	-
Mining duties	(141,000)	-
Total income and mining tax recovery	$(141,000)	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

As at September 30,	2002	2001

Deferred tax assets:

Loss carried forward and exploration expenditures	$2,959,192	$1,791,552
Capital loss carried forward	516,521	-
Others	111,414	113,649
Total gross deferred tax assets	3,587,127	1,905,201
Less valuation allowance	(3,587,127)	(1,905,201)

Net deferred tax assets	$-	$-

The Company and certain subsidiaries have accumulated the following losses and credits for income tax purposes which may be carried forward to reduce taxable income and taxes payable in future years.

	Amounts	Expiring dates

Non-capital loss carried forward for Canadian subsidiaries	$810,935	2003 to 2009
Non-capital loss carried forward for the Company	1,362,702	2019 to 2022

Pool of deductible exploration expenditures	4,880,569	Unlimited

12.	Contingency

As a result of exploration work performed at the Lac Doré Vanadium/Titanium Project, the Company has a potential environmental liability in the range of $15,000 to $30,000. This liability will not be incurred if the project goes into production. As management believes that the project will go into production, the amount has not been accrued in the financial statements.

Bank indebtedness and other loans

The bank indebtedness of a subsidiary company, Great Western Diamond Company, carries interest at 8% per annum and is secured by the assets of Great Western Diamond Company.

In addition to the above, the assets of Great Western Diamond Company have been pledged to secure certain of the accounts payable of Great Western Diamond Company.

13.	Commitments

Lac Doré Vanadium/Titanium Project

In prior years an option was granted to the Société Québécoise d'Exploration Minière ("SOQUEM"), whereby it may elect until August 2003 to acquire a 20% interest in the property by funding 20% of capital expenditures, as defined in the bankable feasibility study, required to establish a mine and refinery on the property. In the event that the bankable feasibility study is not delivered to SOQUEM by August 31, 2003, SOQUEM may take back a 50% undivided interest in SOQUEM's original 21 claims.

Royalty Agreements

The Company has entered into agreements with third parties to make royalty payments based on production from the Kelsey Lake mine and from sales of products based on certain intellectual properties.

14.	Financial instruments

Financial instruments include accounts receivable, accounts payable and accrued liabilities, notes payable all of which are carried at cost which approximates fair value because of the near-term maturity of those instruments. As at September 30, 2002, fair value of repayable government assistance could not be determined because no equivalent market exists for such loans, therefore these loans have been carried at cost.

15.	Comprehensive loss

	2002	2001	Cumulative from inception on August 23, 1996

Net Loss	$(5,970,574)	$(4,933,244)	$(14,686,353)

Foreign currency translation adjustment	40,431	(12,833)	22,899

Comprehensive loss	$(5,930,143)	$(4,946,077)	$(14,663,454)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Share Purchase Agreement between the Company and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc., dated February 12, 2002. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate.

4.4	Form of Warrant.

4.5	Form of Subscription Agreement.

10.1	Employment Agreement between Experts Conseils Dermond Inc. and Jacquelin Dery, dated February 12, 2002.

10.2	Royalty Agreement between the Company and Jacquelin Dery, dated February 12, 2002.

10.3	Employment Agreement between Experts Conseils Dermond Inc. and Lauren Mondou, dated February 12, 2002.

10.4	Royalty Agreement between the Company and Lauren Mondou, dated February 12, 2002.

10.5	Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002.

10.6	2001 Employee Non-qualified Stock Option Plan.*

10.7	2001 Directors Non-qualified Stock Option Plan.*

10.8	2001 Employee Incentive Stock Option Plan.*

10.9	Option and Joint Venture Agreement dated August 31, 1998, between McKenzie Bay Resources Ltd. and SOQUEM Inc.

-i-

10.10	Letter Agreement dated June 21, 2001 between McKenzie Bay Resources Ltd. and SOQEUM Inc. amending Option and Joint Venture Agreement dated August 31, 1998.

10.11	Letter Agreement dated June 18, 2002 between McKenzie Bay Resources Ltd. and SOQUEM Inc. amending Option and Joint Venture Agreement dated August 31, 1998.

21.1	Subsidiaries.

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

* Management contract or compensatory plan or arrangement

-ii-