Form 10KSB/A
period 2002-09-30
MCKENZIE BAY INTERNATIONAL
filed 2003-01-28
CIK 1144216

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(AMENDMENT NO. 1)

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

          Influence of Certain Stockholders

          As of December 31, 2002, the Company's directors, officers and certain of their affiliates beneficially owned approximately 58.1% of the Company's outstanding common stock. Accordingly, if these stockholders act together as a group, they will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's certificate of incorporation or bylaws and the approval of significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors also may have the effect of delaying or preventing a change in the management or voting control of the Company.

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

Item 3.           Legal Proceedings.

          The only legal proceeding to which the Company or any of its subsidiaries is a party involves an arbitration proceeding in the state of Colorado between Great Western Diamond, a subsidiary of the Company, and Teddy C. Schaffer and Polly E. Millilcan, landlord of a large portion of the diamond claims held by Great Western Diamond relating to the Kelsey Lake diamond mine. On April 13, 2001, Great Western Diamond filed suit in the District Court for Larimer County, Colorado against the landlord after the landlord locked Great Western Diamond out of the mine from March 13, 2001 through July 26, 2001. The landlords claimed they were entitled to lock Great Western Diamond out of the mine due to Great Western Diamond failing to make an annual advance royalty payment due in September 2000. The court referred the matter to arbitration as required by the lease agreement. Before the arbitration, Great Western Diamond paid the advance royalty payment.

          On July 26, 2001, the arbitrator ruled that although Great Western Diamond was in default of the lease due to the nonpayment of the royalty payment, the lease required the landlord to give formal notice of default and a period of time to cure the default. Since the default had been cured before arbitration, there was no default at the time of the arbitration hearing. The arbitrator further ruled that the landlord did not have the authority to lock Great Western Diamond out of the mine. Due to the fact that the lock-out had caused the loss of nearly a full season of mining, Great Western Diamond reserved the right to file a further arbitration proceeding seeking damages.

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

          An arbitration hearing was held on October 21, 2002. The arbitrator announced its decision on January 16, 2003. The arbitrator ordered the landlords of the property to pay approximately $25,000 (US) to Great Western Diamond as damages for having locked Great Western Diamond out of the mine. In addition, the arbitrator determined that Great Western Diamond was in default under the lease for its failure to make timely advance royalty payments and ordered it to pay all costs of the arbitration proceeding, which total approximately $65,000 (US).

          If Great Western Diamond is unable to find a suitable purchaser for the mine in a timely manner, it is likely that the Company will shut down the mine and that the Company will use its reclamation bond posted with the state of Colorado to complete reclamation of the property. See Note 4, "Reclamation cash bond," of the Company's financial statements beginning on page F-1 of this Form 10-KSB for a description of the reclamation bond.

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

          On March 8, 2002, the Company issued 1,364,082 shares of common stock to two entities in exchange for the satisfaction of approximately $1,159,470 (US) of accounts payable owed by the Company to this entity. This accounts payable related to the costs incurred by the entity in its due diligence investigation of the proposed purchase of the Kelsey Lake mine, which is owned by Great Western Diamond, the Company's subsidiary.

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

Great Western Diamond Company

          As described in "Legal Proceedings" in Part I, Item 3 of this Form 10-KSB, Great Western Diamond has been involved in arbitration involving the Kelsey Lake lease. If Great Western Diamond is unable to find a suitable purchaser for the mine in a timely manner, it is likely that the Company will shut down the mine and that the Company will use its reclamation bond posted with the state of Colorado to complete reclamation of the property.

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

PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

          Gary L. Westerholm (age 58) has been a director since 1999 and has served as President and Chief Executive Officer since February 1999. In 1996, Mr. Westerholm co-founded McKenzie Bay Resources. Mr. Westerholm, a certified public accountant, established the certified public accounting firm of Gary Westerholm CPA, PC in 1981, which operated until Mr. Westerholm sold the firm in 1995. In 1985, Mr. Westerholm co-founded London Aggregate Ltd., an open-pit mining company which was sold to SE Johnson & Company in 1994. In 1995, Mr. Westerholm received his Series 7 marketing securities license from the NASD and worked as a registered representative of Linsco Private Ledger, a stock brokerage firm located in Plymouth, Michigan until he resigned in 1997 to found the Company. Mr. Westerholm is a member of the Michigan Association of Certified Public Accountants and the American Institute of Certified Public Accountants.

          Gregory N. Bakeman (age 47) has been a director since 2000 and has served as Chief Financial Officer since February 2001 and Treasurer since December 2001. Before joining the Company, Mr. Bakeman was President and Chief Executive Officer of Newlefe Group, Inc., a corporate finance consulting company. From 1999 to 2000, Mr. Bakeman served as Chief Financial Officer of Micro-C Technologies, Inc., a manufacturer of computer chip production equipment, which was sold to Kokusai Electric, Ltd. in March 2000. From 1997 to 1999, Mr. Bakeman was a Vice President in the Investment Banking Department of First of Michigan Corporation (a Fahnestock & Co. wholly owned subsidiary). From 1996 to 1997, Mr. Bakeman served as Vice President-Business Development with Fleet Capital Corporation, an asset based lending company.

          John W. Sawarin (age 68) has been a director since 1999 and has served as Secretary since 1999 and Vice President-Product Marketing since January 2003. Mr. Sawarin previously served as Treasurer from 1999 to March 2002. In 1996, Mr. Sawarin co-founded McKenzie Bay Resources. From 1961 to 1996, Mr. Sawarin was employed by Sandoz Canada Inc., a subsidiary of Sandoz Pharma AG, in various capacities, including from 1982 to 1996 serving as Regional Sales Manager, National Training and Development Manager and National Sales Manager. From 1987 to 1990, Mr. Sawarin was a director, and from 1990 to 1992 Chairman, of the Association of Pharmaceutical Medical Representatives (now named Consul for Continuing Pharmaceutical Education), the education division of the Pharmaceutical Manufacturers Association of Canada. From 1996 to 1998, Mr. Sawarin served as a consultant to Novartis Pharma Canada, a division of Novartis International AG, the company formed as a result of the merger of Sandoz and Ciba-Giegy Corp.; Bioniche Inc., a biotechnology company then located in London, Ontario; and to Zymaxx Communications, a publishing company then located in London, Ontario. Since 1996, Mr. Sawarin has been Secretary, Treasurer and a director of Xemac Resources, Inc., a Quebec mining company listed on the Canadian Venture Exchange under the symbol "XEM."

          Rocco J. Martino (age 48) has been a director since 1999. Since 1989, Mr. Martino, a certified public accountant, has been a partner with LaSalle Capital Group Inc., a private equity group that pursues the acquisition of small- to middle-market companies, principally in the manufacturing and niche-distribution sectors. Mr. Martino worked for Price Waterhouse in Chicago from 1979 to 1989, spending his last six years in the Mergers and Acquisitions Group. After being promoted to partner at Price Waterhouse, Mr. Martino joined LaSalle Capital Group. Since 1995, Mr. Martino has been the Chairman of the general partnership that manages National Metalwares, L.P., a manufacturer, fabricator and finisher of welded steel tubing and tubular components. Since 1992, Mr. Martino has served as director of Precision Products Group, Inc., a producer of precision custom springs and tubes for various industries, including automotive, electrical, office equipment, agricultural and medical. Since 2000, Mr. Martino has been Chairman of Simplex Manufacturing Company, a manufacturer of aviation fire suppression systems, agricultural spraying systems and other airborne accessory systems. From 1989 to 2000, Mr. Martino was a director and general partner of one of the two general partners of Wm. E. Wright L.P., a manufacturer and distributor of various sewing notions and craft items sold through numerous retail and industrial outlets. Mr. Martino earned a Bachelors degree in Business Administration- Finance from Notre Dame University in 1976, and a Masters degree in Business Administration from Loyola University, Chicago, in 1978.

          Yves Harvey (age 52) has been a director since December 2001. Since 1991, Mr. Harvey has served as President and Chief Executive Officer of SOQUEM, Inc. SOQUEM is a division of SGF Minerals Inc., which is a subsidiary of Société Générale de Financement du Québec, a corporation owned by the Quebec government. SOQUEM carries out mining exploration on Quebec's territory and participates, alone or in partnership, in the development of discoveries and in mineral production. Mr. Harvey jointed SOQUEM in 1978 as a senior exploration geologist and served as project manager until 1984. From 1984 to 1989, Mr. Harvey was a partner with the consulting firm Roche Limitee in Sainte-Foy, Quebec, where he first held the position of project manager, then associate manager and finally manager of the Mines and Geology Division. In 1989, Mr. Harvey returned to SOQUEM as Executive Vice-President. Mr. Harvey holds a B.Sc.A. and a M.Sc.A. in Geological Engineering from the Ecole Polytechnique de l'Universite de Montreal and a Ph.D. in Economic Geology from Laval Universite in Quebec City. Mr. Harvey is a member of the Ordre des Ingenieurs du Quebec; the Association des Prospecteurs du Quebec; the Prospectors and Developers Association of Canada; and the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM"), of which he served as President in 1998. In 1994, Mr. Harvey received the Past President's Memorial Medal from CIM in recognition of his contributions to the Canadian mining industry. In 1995, CIM awarded Mr. Harvey Quebec's District Medal and, in 1996, the District #2 Medal. Mr. Harvey received the CIM Distinguished Service Medal in 2001. Mr. Harvey serves as a director of SOQUEM; Corporation Copper Rand Inc., owner of the Copper Rand Mine; Gestion Sigma-Lamaque Inc., an operator of an open pit gold mine in Val D'Or, Western Quebec; Quartz Malbaie Inc., an operator of a quartz quarry in Sant-Urbain, Charlevoix, Quebec; and the Association miniere du Quebec.

          Stephen D. McCormick (age 57) has been a director since July 26, 2002. Since 1997, Mr. McCormick has served as President of McCormick Incorporated, a holding company that owns businesses involved in the construction industry. Since 1987, Mr. McCormick has served as Executive Vice President of Northern Improvement Company, a company focused on road building and movement of earth materials, and Vice President of McCormick Construction Equipment Company, both subsidiaries of McCormick Incorporated. Mr. McCormick joined Northern Improvement Company in 1969 and served in various positions, including Field Supervisor from 1969 to 1971, Field Operations Manager from 1971 to 1975, Vice President of Operations and Equipment from 1975 to 1984 and Senior Vice President of Operation from 1984 to 1987. From 1967 to 1969, Mr. McCormick served in the United States Army in the US Army Corp of Engineers.

          Donald C. Harms (age 61) has been a director since November 12, 2002. Mr. Harms is a principal of Larson, Harms & Bibeau, P.C., a law firm located in Farmington Hills, Michigan. Mr. Harms has served as outside general counsel to the Company since April 1999.

          All of the directors' terms expire at the annual meeting of stockholders to be held in 2003.

Consultants

          Rejean Girard (age 43) has assisted the Company with geological studies since 1997. Mr. Girard is President of IOS Services Geoscientifiques, Inc., a geological consulting firm. From 1982 to 1994, Mr. Girard worked with the Quebec Department of Energy and Resources, the Geological Survey of Canada, and Norges Geologisk Undersokelse, the Geological Survey of Norway. Since 1992, Mr. Girard has concentrated on mineral exploration, including extensive fieldwork in the James Bay and Grenville geological regions of Quebec; project management; budget assessments; and database management. Mr. Girard has worked on large-scale mapping projects in Labrador, Norway and northern Quebec. To date, Mr. Girard has been involved in approximately 500 exploration projects throughout the world. Mr. Girard earned a Bachelors of Science degree in Geology in 1985 from Laval University, Quebec City.

          D. Stuart Bradbury (age 59) is engaged to assist the Company in the design and commissioning of its vanadium pentoxide processing plants. Mr. Bradbury is a technical director of Savanco (Pty) Ltd, a consulting company specializing in vanadium technology. Savanco has worked on the design and equipment supply for the Vansa Vanadium (pty) Ltd (now Vanteck) plant and the turnkey supply of the complete Rhombus Vanadium (Pty) Ltd (Rhovan) plant. Mr. Bradbury founded Process Plant (Pty) Ltd. in 1974, now know as IMS Process Plant (Pty) Ltd., a company specializing in evaporation, crystallization and other heat and mass transfer processes. Mr. Bradbury has been involved in the South African vanadium industry since 1974, including the design and supply of equipment, and complete vanadium plants. Mr. Bradbury has assisted Highveldt Steel and Vanadium, now known as Vanchem; Vametco Mining Corporation and Transvaal Alloys (Pty) Ltd. In addition, Mr. Bradbury has carried out studies for Vanadco de Maracas of Brazil, CMP (Chile); Mineral y Comercial Sali Hochschild S.A. (Chile); Clough Mining (Pty) Ltd.; and Balla Balla Vanadium (Pvt) Ltd (Australia). Mr. Bradbury earned a Bachelors of Science degree in Chemical Engineering from Manchester University in the United Kingdom in 1965.

          George Annandale (age 58) assists the Company in developing testwork programs and process design. Mr. Annandale also has extensive experience in production management and commissioning. Mr. Annandale has experience in the chemicals, explosives, construction and mining industries, and with vanadium in particular. From 1970 to 1981, Mr. Annandale worked in production management at Union Carbide Corporation and UCAR Minerals Corporation, now known as Vamteco Mining Corporation, and was responsible for overseeing design, construction and commissioning of vanadium facilities at various sites throughout the world. Mr. Annandale received a Bachelors of Science degree in Chemical Engineering in 1965 from the University of Pretoria; a certificate from the Management Development Programme of the University of South Africa in 1976; a Masters degree in Business Leadership from the University of South Africa in 1984; and a certificate from the Advance Executive Programme of the University of Pittsburgh in 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of the outstanding shares of common stock, to file reports of ownership and changes in ownership of shares of common stock with the Securities and Exchange Commission. Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons for the fiscal year ended September 30, 2002, the Company believes that, except as provided below, its officers and directors timely complied with applicable filing requirements during the Company's last fiscal year. Exceptions: Each of the Company's directors and officers filed their respective Forms 3 late; Mr. Donald Murphy (a former director who is now deceased) did not file his Form 3; Mr. Bakeman filed one additional report late involving four transactions; and Mr. McCormick filed one additional report late involving one transaction.

Item 10.          Executive Compensation.

Executive Compensation

          The following table shows certain information concerning the compensation earned during the fiscal year ended September 30, 2002, by the Chief Executive Officer. No other executive officer of the Company earned compensation in excess of $100,000 during the fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Number of Securities Underlying Options

Gary L. Westerholm, Chief Executive Officer, President and Director	2002	$102,262	200,000

          The Company's stock option plans historically have been administered by the board of directors. The Company has recently established a Compensation Committee of the board of directors, which has the authority to determine the individuals to whom and the terms upon which options will be granted, the number of shares to be subject to each option and the form of consideration that may be paid upon the exercise of an option. Notwithstanding this authority, the Compensation Committee has not exercised its full authority and has instead made recommendations to the full board of directors with respect to compensation issues, and the full board has taken all actions related to compensation issues of executive officers and directors.

          The following table sets forth information regarding stock options granted to the Chief Executive Officer during the fiscal year ended September 30, 2002:

OPTIONS GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying	Percent of Total Options Granted to	Exercise Price
Name	Options Granted(1)	Employees in Fiscal Year	Per Share	Expiration Date

Gary L. Westerholm	200,000	22.2%	$1.49	02/28/2007

(1)

On March 1, 2002, the Company granted options to purchase shares of common stock over a five-year period to Mr. Westerholm under the Company's 2001 Employee Incentive Stock Option Plan. Mr. Westerholm is entitled to exercise his options at 110% of the fair market value of the Company's common stock at the grant date. These options vest in equal increments over three years. Options terminate, subject to certain limited exercise provisions, in the event of death or termination of employment or directorship.

          The following table summarizes the total number of options held by the Chief Executive Officer as of September 30, 2002:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES(1)

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the Money Options at Fiscal Year-End(2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Gary L. Westerholm	596,666	133,334	$325,333	$14,667

(1)

Mr. Westerholm did not exercise any options during the fiscal year ended September 30, 2002. This table does not include option grants to Mr. Westerholm after September 30, 2002, which are included in the tables in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Part III, Item 11 below.

(2)	An option is considered "in the money" for purposes of this table if its exercise price was lower than the market value of the Company's common stock as of September 30, 2002 ($1.60 per share).

Director Compensation

          The Company does not pay its directors a retainer for attendance at board or committee meetings. The Company reimburses directors for the reasonable expenses incurred in connection with attending meetings of the Board of Directors and its committees.

          On September 9, 2001, the Company granted 30,000 options to each of its then-current directors under the Company's 2001 Directors Non-Qualified Stock Option Plan. The exercise price for these options is $1.00.

          On December 9, 2002, the Company amended the 2001 Directors Non-Qualified Stock Option Plan to provide that at the beginning of each fiscal year, the Company will grant each director an option to purchase 50,000 fully vested shares of Company common stock (with directors who have or will serve on the board of directors less than an entire year receiving a pro rata option based on the number of days served in the fiscal year). All options granted under this plan will be at prices to be determined by the plan's administrator, which will approximate the fair market value at the time of grant.

Employment Contracts and Termination of Employment, and Change in Control Arrangements.

          None of the Company's executive officers has an employment agreement with the Company or is a party to any change in control arrangement.

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

          The following table sets forth information as to each person known to the Company to have been the beneficial owner of more than 5% of the Company's outstanding shares of common stock as of December 31, 2002. The number of shares stated is based on information provided by each person or entity listed and includes shares personally owned of record by the person or entity and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.

	Amount and Nature of Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power(1)	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership(1)	Percent of Class(3)

Gary L. Westerholm 3362 Moraine Drive Brighton, Michigan 48114	747,666	4,157,700	4,905,366	20.2%

John W. Sawarin 3362 Moraine Drive Brighton, Michigan	1,480,000	710,000	2,190,000	9.0%

Stephen D. and Karen A. McCormick 3362 Moraine Drive Brighton, Michigan 48114	4,139,826	4,537,048	8,676,874	29.7%

SOQUEM, Inc. 1000, route de l'Eglise, bureau 500 Sainte-Foy Quebec CANADA G1V 3V9	1,270,133	--	1,270,133	5.4%

____________________________________

(1)	These numbers include shares that may be acquired through options that are exercisable within 60 days after December 31, 2002.

(2)

These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses or children or other relatives over whom the listed person may have substantial influence by reason of relationship.

(3)

These percentages represent the number of shares owned by each beneficial owner as of December 31, 2002, plus the shares that may be acquired by each beneficial owner through the exercise of outstanding stock options and/or warrants within 60 days by each after December 31, 2002, as a percentage of the total of all outstanding shares as of December 31, 2002, plus the total of all shares that may be acquired through the exercise of outstanding stock options and/or warrants by each beneficial owner within 60 days after December 31, 2002.

Security Ownership of Management

          The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2002, by each of the Company's Chief Executive Officer, directors and all of the Company's directors and officers as a group. The number of shares stated is based on information provided by each person listed and includes shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.

	Amount and Nature of Beneficial Ownership of Common Stock
Name of Beneficial Owner	Sole Voting and Dispositive Power(1)	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership(1)	Percent of Class(3)

Gary L. Westerholm, Chief Executive Officer, President and Director	747,666	4,157,700(4)	4,905,366	20.2%

Gregory N. Bakeman, Chief Financial Officer, Treasurer and Director	416,500	--	416,500	1.7%

John W. Sawarin, Secretary, Vice President-Product Marketing and Director	1,480,000	710,000	2,190,000	9.0%

Rocco J. Martino, Director	180,000	470,769(5)	650,769	2.7%

Stephen D. McCormick, Director	4,139,826	4,537,048(6)	8,676,874	29.7%

Yves Harvey, Director	--	1,270,133(7)	1,270,133	5.4%

Donald C. Harms, Director	43,750	45,168(8)	88,918	*

All directors and executive officers as a group	7,007,742	11,190,778	18,198,520	58.1%

*	Less than 1%.

(1)

These numbers include shares held directly and shares that may be acquired through options that are exercisable within 60 days after December 31, 2002. The number of shares that may be acquired through options that are exercisable within 60 days after December 31, 2002, for each listed person is as follows:

Gary L. Westerholm	746,666
Gregory N. Bakeman	405,000
John W. Sawarin	740,000
Rocco J. Martino	180,000
Stephen D. McCormick	4,109,526
Yves Harvey	--
Donald C. Harms	43,750
All directors and executive officers as a group	6,224,942

The number of options listed for Mr. Sawarin includes 60,000 options issued to Mr. Sawarin's spouse.

(2)

These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses or children or other relatives over whom the listed person may have substantial influence by reason of relationship.

(3)

These percentages represent the number of shares owned by each beneficial owner as of December 31, 2002, plus the shares that may be acquired by each beneficial owner through the exercise of outstanding stock options within 60 days by each after December 31, 2002, as a percentage of the total of all outstanding shares as of December 31, 2002, plus the total of all shares that may be acquired through the exercise of outstanding stock options by each beneficial owner within 60 days after December 31, 2002.

(4)	Includes 3,957,700 shares held by The Westerholm Family Living Trust, dated June 8, 1995, a revocable trust of which Mr. Westerholm is co-trustee and a beneficiary.

(5)	The shares reported are held by Martino Investment Partners L.P., of which Mr. Martino is a general partner.

(6)

The shares reported include the following: (a) 1,994,489 shares held jointly by Mr. McCormick and his spouse; (b) 10,240 shares held by Mr. McCormick's minor son; (c) 952,317 shares held by McCormick Incorporated, a company of which Mr. McCormick is President and a shareholder; and (d) 1,580,002 shares that may be acquired by Mr. McCormick through the exercise of outstanding warrants within 60 days after December 31, 2002.

(7)	The shares reported are held by SOQUEM, Inc. Mr. Harvey is President and Chief Executive Officer of SOQUEM and disclaims beneficial ownership of these shares.

(8)	The shares reported are held by The Harms Family Living Trust, dated December 31, 1983, a revocable trust of which Mr. Harms is co-trustee and a beneficiary.

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of September 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)

Equity compensation plans approved by security holders	2,085,000	$1.11	5,415,000

Equity compensation plans not approved by security holders(2) (3)	1,250,000	1.03	--

Total	3,335,000	$1.08	5,415,000

_____________________

(1)

The Company has three stockholder-approved equity compensation plans, each of which provides for a maximum of 2,500,000 options that may be granted under each plan. The maximum number of options issuable under each plan, however, may be increased or decreased to reflect stock dividends, stock splits, any combination or exchange of shares, a merger, consolidation or any other change in the Company's capitalization that has a similar effect.

(2)

The Company has granted options to various entities and individuals who have provided services to the Company (including services as employees and/or directors), as partial payment for those services. The figure in column (a) of this row represents the aggregate number of options granted in exchange for these services.

(3)

The figures in this row include 150,000 options granted to the Company's directors. These options were not considered granted under the stockholder-approved 2001 Directors Non-Qualified Stock Option Plan because the vesting schedules for these options varied from the terms of the plan.

Item 12.          Certain Relationships and Related Transactions.

          On September 6, 2001, the Company entered into an agreement with Roberts Construction Company whereby Roberts Construction proposed to purchase the Kelsey Lake diamond mine, which is owned by Great Western Diamond. Roberts Construction Company is a subsidiary of McCormick Incorporated. Stephen D. McCormick, a director of the Company, is President and a shareholder of McCormick Incorporated. At the time of entering into the agreement, however, Mr. McCormick was not a director of the Company.

          The sale agreement provided that Roberts Construction was required to pay all operating costs and certain liabilities relating to the Kelsey Lake diamond mine, which would be applied to the purchase price of the mine if the deal was completed. If the purchase did not close, Roberts Construction was entitled to reimbursement of these costs. In March 2002, Roberts Construction informed the Company that it was terminating the agreement and would not complete the purchase. Accordingly, the Company reimbursed Roberts Construction for the costs and liabilities it incurred by issuing 952,317 shares of Company common stock to Roberts Construction and 101,471 shares of Company common stock to Mr. McCormick.

          Yves Harvey, a director of the Company, is President and Chief Executive Officer of SOQUEM. As discussed in the section entitled "Description of Business-The Company's Core Business - Extraction and Refining of Vanadium" in Part I, Item 1 of this Form 10-KSB, McKenzie Bay Resources entered into an agreement whereby SOQUEM transferred an undivided interest in 21 claims related to the Lac Doré deposit to McKenzie Bay Resources in exchange for 1,000,000 shares of Company common stock and an equal number of warrants to purchase Company common stock. McKenzie Bay Resources also granted SOQUEM an option to purchase a 20% undivided interest in Lac Dore if SOQUEM funds 20% of the capital expenditures for the Lac Dore project. In addition, SOQUEM provided a portion of the loans and grants that the Company received from federal and provincial agencies to fund the Company's feasibility study. In connection with this arrangement, SOQUEM was granted the right to nominate and elect one member to the Company's board of directors. Mr. Harvey was elected to the Company's board of directors as the representative of SOQUEM.

          During the fiscal year ended September 30, 2002, the Company retained the law firm of Larson, Harms & Bibeau, P.C. to perform certain legal services for the Company at a total cost of less than $60,000. Donald C. Harms, a director of the Company, is a partner in Larson, Harms & Bibeau, P.C. The Company plans to continue to retain Larson, Harms & Bibeau, P.C. in the future for certain legal matters.

Transactions with Promoters

          On February 1, 1999, the outstanding shares of stock of McKenzie Bay Resources were exchanged for the same number of shares of Decker Organic Systems, Inc., a Delaware corporation formed on August 17, 1998 ("Decker"). Following this exchange of shares, McKenzie Bay Resources became a wholly owned subsidiary of Decker, and on February 16, 1999, Decker changed its name to "McKenzie Bay International, Ltd."

          Neither the Company, McKenzie Bay Resources nor any of their current directors or officers was involved in the formation of Decker. Charlene Kalk and Stanley Medley were the promoters of Decker, and other than shares of Decker capital stock, the Company believes that these individuals did not receive any assets, services or other consideration in connection with the formation of Decker. The promoters of Decker are not employees of and are not involved with the businesses of the Company or any of its subsidiaries.

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

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.4	Form of Warrant. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.5	Form of Subscription Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.1

Employment Agreement between Experts Conseils Dermond Inc. and Jacquelin Dery, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.2

Royalty Agreement between the Company and Jacquelin Dery, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.3

Employment Agreement between Experts Conseils Dermond Inc. and Lauren Mondou, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.4

Royalty Agreement between the Company and Lauren Mondou, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.5

Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.6

2001 Employee Non-qualified Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.7	Amended 2001 Directors Non-qualified Stock Option Plan.*

10.8

2001 Employee Incentive Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.9

Option and Joint Venture Agreement dated August 31, 1998, between McKenzie Bay Resources Ltd. and SOQUEM Inc. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.10

Letter Agreement dated June 21, 2001 between McKenzie Bay Resources Ltd. and SOQEUM Inc. amending Option and Joint Venture Agreement dated August 31, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.11

Letter Agreement dated June 18, 2002 between McKenzie Bay Resources Ltd. and SOQUEM Inc. amending Option and Joint Venture Agreement dated August 31, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

21.1	Subsidiaries. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

* Management contract or compensatory plan or arrangement

          Item 13(b).           Reports on Form 8-K

          The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

Date of Report	Filing Date	Item(s) Reported

September 11, 2002 (amended Form 8-K)	September 26, 2002

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

Date: January 28, 2003	MCKENZIE BAY INTERNATIONAL, LTD. By: /s/ Gary L. Westerholm Gary L. Westerholm President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Westerholm Gary L. Westerholm	President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2003

/s/ Gregory N. Bakeman Gregory N. Bakeman	Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 28, 2003

/s/ John W. Sawarin John W. Sawarin	Secretary, Vice President-Product Marketing and Director	January 28, 2003

Rocco J. Martino	Director	January __, 2003

/s/ Stephen D. McCormick Stephen D. McCormick	Director	January 28, 2003

Yves Harvey	Director	January __, 2003

/s/ Donald C. Harms Donald C. Harms	Director	January 28, 2003

CERTIFICATIONS

I, Gary L. Westerholm, certify that:

1.	I have reviewed this annual report on Form 10-KSB of McKenzie Bay International, Ltd.;

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

Date: January 28, 2003	/s/ Gary L. Westerholm
Gary L. Westerholm President and Chief Executive Officer

I, Gregory N. Bakeman, certify that:

1.	I have reviewed this annual report on Form 10-KSB of McKenzie Bay International, Ltd.;

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

Date: January 28, 2003	/s/ Gregory N. Bakeman
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

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.4	Form of Warrant. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.5	Form of Subscription Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.1

Employment Agreement between Experts Conseils Dermond Inc. and Jacquelin Dery, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.2

Royalty Agreement between the Company and Jacquelin Dery, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.3

Employment Agreement between Experts Conseils Dermond Inc. and Lauren Mondou, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.4

Royalty Agreement between the Company and Lauren Mondou, dated February 12, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.5

Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

-i-

10.6

2001 Employee Non-qualified Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.7	Amended 2001 Directors Non-qualified Stock Option Plan.*

10.8

2001 Employee Incentive Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.9

Option and Joint Venture Agreement dated August 31, 1998, between McKenzie Bay Resources Ltd. and SOQUEM Inc. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.10

Letter Agreement dated June 21, 2001 between McKenzie Bay Resources Ltd. and SOQEUM Inc. amending Option and Joint Venture Agreement dated August 31, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.11

Letter Agreement dated June 18, 2002 between McKenzie Bay Resources Ltd. and SOQUEM Inc. amending Option and Joint Venture Agreement dated August 31, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

21.1	Subsidiaries. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

* Management contract or compensatory plan or arrangement

-ii-