Form 10QSB
period 2002-12-31
MCKENZIE BAY INTERNATIONAL
filed 2003-02-19
CIK 1144216

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002 or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-49690

MCKENZIE BAY INTERNATIONAL, LTD.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0386871 (IRS Employer Identification No.)

975 Spaulding Grand Rapids, Michigan (Address of Principal Executive Offices)	49546 (Zip Code)

(616) 940-3800
(Issuer's Telephone Number, Including Area Code)

As of February 7, 2003, the registrant had outstanding 23,903,139 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

MCKENZIE BAY INTERNATIONAL, LTD.
INDEX TO FORM 10-QSB

-i-

PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements.

MCKENZIE BAY INTERNATIONAL, LTD.
FIRST QUARTER INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(Amounts stated in US dollars)

	December 31, 2002	September 30, 2002
		(Restated)
ASSETS
Current:
Cash and cash equivalents	$11,477	$45,325
Marketable securities	83,465	83,501
Inventories	-	19,562
Accounts receivable	191,443	186,961
Prepaid expenses and deposits	151,180	172,057
	437,565	507,406
Reclamation cash bond	338,685	338,685
Capital assets	80,995	84,577
Goodwill	146,972	146,972
	$1,004,217	$1,077,640

LIABILITIES & STOCKHOLDERS' EQUITY
Current:
Bank indebtedness	$46,710	$47,441
Accounts payable and accrued liabilities	1,032,183	583,378
Current portion of long-term debt	36,156	36,156
	1,115,049	666,975
Long-term debt	880,673	888,304
Reclamation and closure liabilities	250,000	250,000

Redeemable capital stock	1,388,693	1,481,854

Stockholders' equity (deficiency in assets):
Capital stock (note 3) 75,000,000 common stock authorized, at $0.001 par value 23,573,740 common stock issued and outstanding	21,993	21,607
Stock options	1,732,977	1,369,551
Warrants	81,629	-
Paid in capital (note 3)	12,095,085	11,797,157
Contributed surplus	544,820	451,659
Accumulated deficit	(17,116,740)	(15,872,366)
Foreign currency translation adjustment	10,038	22,899
	(2,630,198)	(2,209,493)
	$1,004,217	$1,077,640

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL, LTD.
CONSOLIDATED STATEMENT OF LOSS
(Unaudited)
(Amounts stated in US dollars)

			Cumulative from
	Three months ended December 31,		inception on August 23,
	2002	2001	1996
		(Restated)

Revenue	$21,681	$-	$34,506

Expenses:
Research, development and exploration	280,370	828,828	6,844,171
Reorganization costs	-	-	102,914
Wages and benefits	89,606	133,526	1,030,466
General administration	38,657	132,082	1,004,846
Management salaries	340,903	76,399	1,896,210
Advertising, promotion and travel	36,764	33,322	704,853
Professional fees	332,460	22,377	1,074,535
Amortization	5,320	7,324	375,802
Interest on long-term debt	1,622	2,432	70,614
	1,125,702	1,236,290	13,104,411

Loss before other income	(1,104,021)	(1,236,290)	(13,069,905)
Write-down of assets	-	(11,700)	(1,626,821)
Write-off of incorporation and reorganization costs	-	-	(49,137)
Write (down) up of marketable securities	3,779	-	(1,067,704)
Bad debt recovery	1,678	-	1,678
Gain (loss) on sale of marketable securities	632	-	(137,536)
Interest income	131	2,689	24,271

Net loss before income and mining taxes	(1,097,801)	(1,245,301)	(15,925,154)
Mining tax recovery	-	-	141,000
Net loss	$(1,097,801)	$(1,245,301)	$(15,784,154)

Comprehensive loss	$(1,110,662)	$(1,205,052)	$(15,774,116)

Loss per share	(0.05)	$(0.06)

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Amounts stated in US dollars)

			Cumulative from
	Three months ended December 31,		inception on August 23,
	2002	2001	1996
		(Restated)
Cash flows from (used in) operating activities:
Net loss	$(1,097,801)	$(1,245,301)	$(15,784,154)
Items not affecting cash:
Amortization	5,320	7,324	375,802
Expenses settled through issuance of common stock	-	-	1,442,670
Capitalized interest on convertible notes payable	-	-	2,571
Reclamation and closure costs	-	-	250,000
Write-down of assets	-	11,700	1,626,821
Write-down (up) of marketable securities	(3,779)	-	1,067,704
Write-off of incorporation and reorganization costs	-	-	49,137
Gain (loss) on sale of marketable securities	(632)	-	137,536
Stock-based compensation	298,482	-	1,617,345
Net change in non-cash working capital related to operations:
Accounts receivable	(15,782)	(83,260)	(169,946)
Inventories	19,562	-	-
Prepaid expenses and deposits	20,877	58,220	(100,696)
Accounts payable and accrued liabilities	448,805	680,119	1,138,475
	(324,948)	(571,198)	(8,346,735)

Financing activities:
Increase (decrease) in bank indebtedness	(731)	-	46,710
Decrease in convertible notes payable	-	-	23,055
Repayment of long-term debt	(7,631)	(7,901)	61,470
Receipt of repayable government assistance	-	-	855,359
Proceeds from sale of common stock	309,614	111,850	11,339,618
Redemption of redeemable capital stock	-	-	(37,500)
Purchase of common stock for treasury	-	(4,369)	(149,622)
	301,252	99,580	12,139,090

(See accompanying notes)

			Cumulative from
	Three months ended December 31,		inception on August 23,
	2002	2001	1996
		(Restated)
Investing activities:
Purchase of marketable securities	$-	$-	$(1,767,835)
Proceeds - sale of marketable securities	4,447	-	479,130
Purchase of reclamation cash bond	-	-	(338,685)
Purchase of capital assets	(1,738)	(11,700)	(2,050,471)
Incorporation and reorganization costs	-	-	(81,769)
Business acquisition - Dermond	-	-	(31,286)
	2,709	(11,700)	(3,790,916)

Effect of foreign currency exchange rate changes on cash and equivalents	(12,861)	(617)	10,038

Net increase (decrease) in cash and cash equivalents	(33,848)	(483,935)	11,477
Cash and cash equivalents, beginning of period	45,325	654,186	-
Cash and cash equivalents, end of period	$11,477	$170,251	$11,477

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DECEMBER 31, 2002
(Amounts stated in US dollars unless indicated otherwise)

1.          Nature of operations

The Company is a development stage company with one primary business segment that is exploring with the intent to develop a mineral property but has not yet determined whether the property contains reserves that are economically recoverable.

2.          Accounting policies

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

The Company incurred significant losses over the past three years, has a working capital deficiency of $677,484 and a deficiency in assets of $2,630,198 at December 31, 2002. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. Management believes that it will be successful at raising additional capital in the short-term and realizing profitable operations in the long-term, however is unable to disclose firm commitments as of the date of these financial statements.

As discussed in note 3, the Company is committed to repurchase shares, at the option of the holders, for an amount of $1,388,693. If this occurs, the Company's future would be uncertain.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.          Accounting policies (continued)

[b]     Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, McKenzie Bay Resources Ltd., Great Western Diamond Company, Experts Conseils Dermond Inc. and a 62.5% interest in Ptarmigan Energie Inc.

[c]     New accounting pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements are effective for the current quarter. The Company does not expect adopting the initial recognition and initial measurement provisions of this interpretation will have a material impact on its financial position or the results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Company will adopt the disclosure provisions of SFAS No. 148 for the quarter ended March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation will not have a material impact on the Company's financial position or results of operations.

2.          Accounting policies (continued)

[d]     Restatements

i)          Stock-based compensation plan

The Company realized in 2002 that it has to apply the provisions of SFAS 123 and/or APB No. 25, as the case may be, for the previous years. Accordingly, the prior periods financial statements have been corrected as follows: increase in net loss by $47,630, in current assets by $97,047 and opening balance accounts of stockholders' equity by $144,677.

ii)          Redeemable capital stock

Due to an error in redeemable capital stock, the Company restated its September 30, 2002 balance sheet as follows: increase in redeemable capital stock and decrease in contributed surplus by $362,500.

3.          Capital stock

Authorized -
          75,000,000 common stock, par value $0.001 per share

Issued -

	Shares	Common stock	Paid in capital	Stock options	Total
Balance, beginning of quarter (restated)	23,177,640	$21,689	$11,946,697	$1,369,551	$13,337,937
Common stock issued for:
Cash	273,100	273	186,341	-	186,614
Exercise of options	30,000	30	29,970	-	30,000
Exercise of warrants	93,000	93	92,907	-	93,000
Stock options, compensation	-	-	-	298,482	363,426
Stock options, private placement	-	-	-	64,944	-
	23,573,740	22,085	12,255,915	1,732,977	14,010,977
Less treasury stock at cost	92,000	92	160,830	-	160,922

Balance, end of quarter	23,481,740	$21,993	$12,095,085	$1,732,977	$13,850,055

Share-based incentive plans

At December 31, 2002, the Company had three stock-based incentive plans each being limited so that options to acquire no more than 2,500,000 shares per plan in the aggregate may be outstanding at any one time.

3.          Capital stock (continued)

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

(iii)

Under the 2001 Directors Non-Qualified Stock Option Plan, options to purchase common shares of the Company may be granted to directors of the Company or certain non-employees for terms up to ten years at an exercise price as determined by the administrator on the date of the grant. The options granted prior to December 9, 2002 vest over three years and options granted on or after December 9, 2002 vest immediately.

The following table contains information with respect to all options granted by the Company:

	Shares	Weighted average exercise price US$/share

Options outstanding, September 30, 2002	8,632,669	$1.05
Granted	1,008,717	1.15
Exercised	(30,000)	1.00
Options outstanding, December 31, 2002	9,611,386	$1.06

          The following table contains information with respect to all options granted by the Company:

	Outstanding options		Exercisable options
	Shares	Weighted average price US$/share	Shares	Weighted average price US$/share

$0.66	300,000	$0.66	-	-
$1.00-$1.50	9,022,776	1.04	8,172,776	$1.03
$2.00	213,610	2.00	213,610	2.00
$3.00	75,000	3.00	75,000	3.00

3.          Capital stock (continued)

As at September 30, 2002, the following are outstanding:

[a] Stock warrants

Number of warrants
(Restated)

Outstanding at beginning of year	1,906,091
Issued during the year	321,225
Exercised during the year	(93,000)

Outstanding, December 31, 2002	2,134,316

The warrants outstanding at year-end can be exercised at prices ranging from US $1.00 to US $3.00 with a significant number of the warrants having an exercise price equal to the five-day moving average trading price for the stock less 20%. The expiry dates on the warrants range from January 16, 2003 to December 20, 2004.

During the three-months period ended December 31, 2002, the Company issued options and warrants to individuals as consideration for the purchase by these individuals of additional shares of the Company's stock on the market. All these options and warrants are exercisable upon their issuance and have strike prices ranging from $1.00 to $2.00.

[b]     Treasury stock

During the quarter, the Company repurchased 10,000 common stock for treasury at a cost of $11,300 in settlement of an account receivable.

[c]     Redeemable capital stock

1,493,571 common shares of the Company have certain rights attached permitting the holder to require the Company to repurchase these shares. Pertaining to subscription agreements, if stockholders decide to exercise their rights, the Company would be obligated to pay, as at December 31, 2002 or gradually over the next three years a maximum amount of $1,388,693. This amount is based on two types of repurchase rights exercisable at the option of the stockholder. The first type requires a repurchase at the market-trading price at date of issuance plus a premium increasing in time from 25% to 75%. The second type requires a repurchase at prices increasing in time from $2.50 to $3.25.

4.          Kelsey Lake Diamond Mine

The Company is actively seeking a partner or purchaser to take over the Kelsey Lake mine. If the Company is unable to find a partner or purchaser in 2003, Great Western Diamond intends to close the Kelsey Lake mine permanently and initiate mine reclamation.

5.          Comprehensive loss

			Cumulative from inception
	Three months ended December 31,		on August 23,
	2002	2001	1996

Net loss	$(1,097,801)	$(1,245,301)	$(15,784,154)

Foreign currency translation adjustment	(12,861)	40,249	10,038

Comprehensive loss	$(1,110,662)	$(1,205,052)	$(15,774,116)

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Great Western Diamond Company

          As described in the section entitled "Legal Proceedings" in Part II, Item 1 below, Great Western Diamond was involved in arbitration involving the Kelsey Lake lease. Great Western Diamond will either sell or shut down the mine early in 2003. Great Western Diamond will use its reclamation bond posted with the state of Colorado to complete reclamation of the property if the mine is shut down.

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

Forward-Looking Statements

          This Form 10-QSB contains statements that are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "estimates," "anticipates," "plans," "believes," "projects," "expects," "intends," "predicts," "potential," "future," "may," "contemplates," "will," "should," "could," "would" or the negative of such terms or other comparable terminology. These statements relate to the Company's future operations and financial performance or other future events. Many of the forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Company's management and estimates and projections about the Company's industry.

          Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2002, and other periodic reports filed with the Securities and Exchange Commission, some of the factors that could cause actual results to differ from those described in the forward-looking statements include:

•	lack of operating history;

•	projected need for significant capital;

•	unavailability of future equity infusions and other financing alternatives, including funding from provincial and governmental sources;

•	failure or delays in further developing proprietary processes or effectively commercializing such processes;

•	failure to patent the Company's proprietary processes;

•	existence of competitors with more experience and resources related to the mining of metallurgical ores and the production of high-purity vanadium products;

•	need to obtain and maintain governmental permits and/or approvals;

•	lack of active trading market in the Company's common stock;

•	concentration of ownership of the Company's common stock by directors and officers;

•	existence of repurchase obligations related to certain shares of the Company's common stock;

•	reliance on the Company's directors, officers and consultants;

•	dependence on the success of the pilot production facility and, ultimately, Lac Doré;

•	inability to develop new products entering the energy storage market;

•	failure of the high-purity vanadium market to materialize;

•	dependence on the market price of high-purity vanadium once a market materializes;

•	dilution to current stockholders' interest in the Company if the Company issues additional equity securities and upon the exercise of outstanding options and warrants; and

•

operating hazards and risks associated with exploring and developing mineral properties and building and operating refining facilities, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions due to inclement weather and industrial accidents.

          Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures.

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). These individuals have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          The only legal proceeding to which the Company or any of its subsidiaries is a party involves an arbitration proceeding in the state of Colorado between Great Western Diamond, a subsidiary of the Company, and Teddy C. Schaffer and Polly E. Millican, landlord of a large portion of the diamond claims held by Great Western Diamond relating to the Kelsey Lake diamond mine. On April 13, 2001, Great Western Diamond filed suit in the District Court for Larimer County, Colorado against the landlord after the landlord locked Great Western Diamond out of the mine from March 13, 2001 through July 26, 2001. The landlords claimed they were entitled to lock Great Western Diamond out of the mine due to Great Western Diamond failing to make an annual advance royalty payment due in September 2000. The court referred the matter to arbitration as required by the lease agreement. Before the arbitration, Great Western Diamond paid the advance royalty payment.

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

          An arbitration hearing was held on October 21, 2002. The arbitrator announced its decision on January 16, 2003. The arbitrator ordered the landlords of the property to pay approximately $22,000 (US) to Great Western Diamond as damages for having locked Great Western Diamond out of the mine. In addition, the arbitrator determined that Great Western Diamond was in default under the lease for its failure to make timely advance royalty payments and ordered it to pay all costs of the arbitration proceeding, which total approximately $65,000 (US).

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

Item 2.  Recent Sales of Unregistered Securities.

          Since October 1, 2002, the Company issued and sold the following unregistered securities:

          On October 1, 2002, the Company issued 123,000 shares of common stock to one individual upon conversion of 30,000 outstanding options and 93,000 outstanding warrants in the amount of $123,000 (US).

          On October 1, 2002, the Company issued warrants to purchase 85,000 shares of common stock to two individuals. The warrants are exercisable until July 15, 2004 and have an exercise price of $2.00 (US) per share.

          On October 1, 2002, the Company issued options to purchase 15,000 shares of common stock to two individuals as consideration for the purchase by these individuals of additional shares of the Company's common stock on the open market. The options are exercisable until August 12, 2004 (in the case of 5,000 options) or until August 15, 2004 (in the case of 10,000 options) and have an exercise price of $2.00 (US) per share.

          On October 21, 2002, the Company issued warrants to purchase 10,000 shares of common stock to one entity as consideration for the purchase by this entity of additional shares of the Company's common stock on the open market. The warrants are exercisable until October 21, 2004 and have an exercise price of $2.00 (US) per share.

          On November 1, 2002, the Company issued 125,000 shares of common stock and warrants to purchase an additional 125,000 shares of common stock to three individuals in the amount of $100,000 (US). The warrants are exercisable until November 1, 2004 and have an exercise price of $2.00 (US) per share.

          On November 1, 2002, the Company issued options to purchase 250,000 shares of common stock to an employee in exchange for services rendered to the Company as an employee. The options are exercisable until November 1, 2009 and have exercise prices of $1.00 (US) per share (with respect to 50,000 options) and $1.30 (US) per share (with respect to 200,000 options).

          On November 7, 2002, the Company issued options to purchase 3,000 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until November 7, 2004 and have an exercise price of $2.00 (US) per share.

          On November 10, 2002, the Company issued options to purchase 700 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until November 10, 2004 and have an exercise price of $2.00 (US) per share.

          On November 15, 2002, the Company issued options to purchase 9,700 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until July 25, 2004 and have an exercise price of $2.00 (US) per share.

          On November 27, 2002, the Company issued options to purchase 5,400 shares of common stock to one individual in exchange for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until November 27, 2004 and have an exercise price of $2.00 (US) per share.

          On November 29, 2002, the Company issued 50,000 shares of common stock to a director who had previously subscribed and paid for these shares but for which the shares had not been issued.

          On December 2, 2002, the Company issued 13,889 shares of common stock and warrants to purchase an additional 13,889 shares of common stock to two individuals in the amount of $12,500 (US). The warrants are exercisable until December 2, 2004 and have an exercise price of $2.00 (US) per share.

          On December 2, 2002, the Company issued options to purchase 7,500 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until December 2, 2004 and have an exercise price of $1.00 (US) per share.

          On December 3, 2002, the Company issued options to purchase 5,000 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until December 3, 2004 and have an exercise price of $2.00 (US) per share.

          On December 4, 2002, the Company issued 46,711 shares of common stock and warrants to purchase an additional 46,711 shares of common stock to one individual and one trust in the approximate amount of $42,000 (US). The warrants are exercisable until December 4, 2004 and have an exercise price of $2.00 (US) per share.

          On December 5, 2002, the Company issued 12,500 shares of common stock and warrants to purchase an additional 15,625 shares of common stock to one individual in the amount of $10,000 (US). The warrants are exercisable until December 5, 2004 and have an exercise price of $2.00 (US) per share.

          On December 6, 2002, the Company issued 5,000 shares of common stock and warrants to purchase an additional 5,000 shares of common stock to one individual in the amount of $4,500 (US). The warrants are exercisable until December 6, 2004 and have an exercise price of $2.00 (US) per share.

          On December 6, 2002, the Company issued options to purchase 660,417 shares of common stock to directors and officers of the Company in exchange for services rendered to the Company as directors and/or employees. The options are exercisable until September 30, 2007 (in the case of 350,000 options) or until September 30, 2012 (in the case of 310,417 options) and have an exercise price of $1.00 (US) per share.

          On December 9, 2002, the Company issued options to purchase 50,000 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until December 9, 2004 and have an exercise price of $2.00 (US) per share.

          On December 12, 2002, the Company issued options to purchase 2,000 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until December 12, 2004 and have an exercise price of $2.00 (US) per share.

          On December 20, 2002, the Company issued 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock to one individual and one trust in the amount of $18,000 (US). The warrants are exercisable until December 20, 2004 and have an exercise price of $2.00 (US) per share.

          The Company did not engage an underwriter in connection with any of the foregoing transactions.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Document

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

10.7

Amended 2001 Directors Non-qualified Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended September 30, 2002, and incorporated herein by reference.

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

(b)          Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on November 22, 2002 to announce the appointment of Donald C. Harms to the Company's Board of Directors, effective as of November 12, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKENZIE BAY INTERNATIONAL, LTD.

Date: February 19, 2003	By:	/s/ Gary L. Westerholm
Gary L. Westerholm President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

Date: February 19, 2003	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

CERTIFICATION

I, Gary L. Westerholm, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of McKenzie Bay International, Ltd.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003	/s/ Gary L. Westerholm Gary L. Westerholm President and Chief Executive Officer

CERTIFICATION

I, Gregory N. Bakeman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of McKenzie Bay International, Ltd.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003	/s/ Gregory N. Bakeman Gregory N. Bakeman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

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

10.7

Amended 2001 Directors Non-qualified Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended September 30, 2002, and incorporated herein by reference.

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

-ii-