Form 10QSB
period 2003-03-31
MCKENZIE BAY INTERNATIONAL
filed 2003-05-20
CIK 1144216

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

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

As of May 20, 2003, the registrant had outstanding 24,153,857 shares of common stock, $.0001 par value.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

MCKENZIE BAY INTERNATIONAL, LTD.
INDEX TO FORM 10-QSB

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

MCKENZIE BAY INTERNATIONAL, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Amounts stated in US dollars)

	March 31, 2003	September 30, 2002
	(Unaudited)	(Restated)
ASSETS
Current:
Cash and cash equivalents	$26,441	$45,325
Marketable securities	14,275	83,501
Accounts receivable	221,099	186,961
Inventories	-	19,562
Prepaid expenses and deposits	92,442	172,057
	354,257	507,406
Reclamation cash bond	338,685	338,685
Capital assets	82,616	84,577
Goodwill (note 3)	-	146,972
	$775,558	$1,077,640

LIABILITIES & DEFICIENCY IN ASSETS
Current:
Bank indebtedness	$59,349	$47,441
Accounts payable and accrued liabilities	1,304,616	583,378
Current portion of long-term debt	36,156	36,156
	1,400,121	666,975
Long-term debt	932,902	888,304
Reclamation and closure liabilities	250,000	250,000

Redeemable capital stock	1,132,083	1,481,854

Deficiency in assets:
Capital stock	22,545	21,607
75,000,000 shares of common stock authorized, $0.001 par value; 24,126,057 shares issued and outstanding
Stock options	1,687,781	1,369,551
Paid in capital	12,564,045	11,797,157
Contributed surplus	771,631	451,659
Accumulated deficit	(17,932,585)	(15,872,366)
Foreign currency translation adjustment	(52,965)	22,899
	(2,939,548)	(2,209,493)
	$775,558	$1,077,640

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(Amounts stated in US dollars)

	Three months ended March 31,		Six months ended March 31,		Cumulative from inception on August 23,
	2003	2002	2003	2002	1996
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$12,825

Expenses:
Research, development and exploration	103,119	941,933	361,808	1,770,761	6,925,609
Reorganization costs	-	-	-	-	102,914
Wages and benefits	55,064	149,488	144,670	283,014	1,085,530
General administration	193,317	164,990	230,296	297,072	1,196,485
Management salaries	141,001	151,801	481,904	244,241	2,037,211
Advertising, promotion and travel	56,631	50,079	93,395	83,401	761,484
Professional fees	248,493	81,409	580,954	103,786	1,323,029
Amortization	5,789	7,218	11,109	14,542	381,591
Interest on long-term debt	1,407	2,237	3,029	4,669	72,021
	804,821	1,549,155	1,907,165	2,801,486	13,885,874

Operating loss	(804,821)	(1,549,155)	(1,907,165)	(2,801,486)	(13,873,049)
Write-down of assets	-	-	-	(11,700)	(1,626,821)
Write-off of incorporation and reorganization costs	-	-	-	-	(49,137)
Write down of marketable securities	(36,510)	(758,468)	(32,731)	(758,468)	(1,104,214)
Loss on sale of marketable securities	(7,973)	(148,144)	(7,341)	(148,144)	(145,509)
Interest income	1,477	146	1,608	2,835	25,748

Net loss before mining taxes and cumulative effect of change in accounting principle for SFAS 142	(847,827)	(2,455,621)	(1,945,629)	(3,716,963)	(16,772,982)

Mining tax recovery	39,064	-	39,064	-	180,064

Net loss before cumulative effect of change in accounting principle for SFAS 142	(808,763)	(2,455,621)	(1,906,565)	(3,716,963)	(16,592,918)

Cumulative effect of change in accounting principle for SFAS 142	-	-	(146,972)	-	(146,972)
Net loss	$(808,763)	$(2,455,621)	$(2,053,537)	$(3,716,963)	$(16,739,890)

(continued next page)

MCKENZIE BAY INTERNATIONAL, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(Amounts stated in US dollars)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
		(Restated)		(Restated)

Basic loss per share: Net income before cumulative effect of change in accounting principle	$(0.03)	$(0.11)	$(0.08)	$(0.18)
Cumulative effect of change in accounting principle	-	-	(0.01)	-
Net loss	$(0.03)	$(0.11)	$(0.09)	$(0.18)

Weighted average shares outstanding	$24,012,325	$21,863,192	$23,714,040	$21,183,697

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts stated in US dollars)

	Six months ended March 31,		Cumulative from inception on August 23,
	2003	2002	1996
		(Restated)
Cash flows used in operating activities:
Net loss	$(2,053,537)	$(3,716,963)	$(16,739,890)
Items not affecting cash:
Cumulative effect of change in accounting principle	146,972	-	146,972
Amortization	11,109	14,542	381,591
Expenses settled through issuance of common stock	7,167	-	1,449,837
Capitalized interest on convertible notes payable	-	-	2,571
Reclamation and closure costs	-	-	250,000
Write-down of assets	-	11,700	1,626,821
Write-down of marketable securities	32,731	758,468	1,104,214
Write-off of incorporation and reorganization costs	-	-	49,137
Loss on sale of marketable securities	7,341	148,144	145,509
Proceeds - sale of marketable securities	29,154	293,960	503,837
Stock-based compensation	311,548	177,664	1,630,411
Changes in operating assets and liabilities:
Accounts receivable	(45,438)	(91,636)	(199,602)
Inventories	19,562	-	-
Prepaid expenses and deposits	79,615	19,830	(41,958)
Accounts payable and accrued liabilities	721,238	1,020,751	1,410,908
Net cash used in operating activities	(732,538)	(1,363,540)	(8,279,642)

Cash Flows from financing activities:
Increase in bank indebtedness	11,908	-	59,349
Increase in convertible notes payable	-	-	23,055
(Repayment) issuance of long-term debt	(17,637)	(15,997)	51,464
Receipt of repayable government assistance	-	846,584	855,359
Proceeds from sale of common stock	742,160	202,356	11,772,164
Redemption of redeemable capital stock	-	-	(37,500)
Purchase of common stock for treasury	-	(4,369)	(149,622)
Net cash provided by financing activities	736,431	1,028,574	12,574,269

(continued next page)

MCKENZIE BAY INTERNATIONAL, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Amounts stated in US dollars)

	Six months ended March 31,		Cumulative from inception on August 23,
	2003	2002	1996
		(Restated)
Cash from (used in) investing activities:
Purchase of marketable securities	$-	$-	$(1,767,835)
Purchase of reclamation cash bond	-	-	(338,685)
Purchase of fixed assets	(9,148)	(11,700)	(2,057,881)
Incorporation and reorganization costs	-	-	(81,769)
Business acquisition	-	(31,286)	(31,286)
Net cash used in investing activities	(9,148)	(42,986)	(4,277,456)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(13,629)	(1,530)	9,270

Net increase (decrease) in cash and cash equivalents	(18,884)	(379,482)	26,441
Cash and cash equivalents, beginning of period	45,325	654,186	-
Cash and cash equivalents, end of period	$26,441	$274,704	$26,441

Supplemental non-cash financing activities:
Issuance of common stock in lieu of requiring company to repurchase redeemable capital stock	$29,799	$-	$29,799

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2003
(Amounts stated in US dollars unless indicated otherwise)

1.          Nature of operations

The Company is a development stage company with one primary business segment that is exploring with the intent to develop a mineral property. The Company has not yet determined whether the property contains reserves that are economically recoverable.

2.          Summary of significant accounting policies

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended September 30, 2002. The Company follows the same accounting policies in preparation of interim reports except for the adoption of SFAS 142. Results of operations for the interim periods are not indicative of annual results.

(a)          Basis of presentation

The Company's condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. If the Company is unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company incurred significant losses over the past several years, has a working capital deficiency of $1,045,864 and a deficiency in assets of $2,939,548 at March 31, 2003. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. Although management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term, it is unable to disclose firm commitments as of the date of these financial statements.

As discussed in note 4, the Company is obligated to repurchase shares, at the option of the holders, for an amount of $1,132,083. If this occurs, the Company's future would be uncertain.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

2.          Summary of significant accounting policies (continued)

(b)          Consolidation

These condensed consolidated financial statements include the activities of the Company and its wholly-owned subsidiaries, McKenzie Bay Resources Ltd., Great Western Diamond Company, Experts Conseils Dermond Inc. and a 62.5% interest in Ptarmigan Energie Inc.

(c)          New accounting pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company has adopted the requirements of FIN 45.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the requirements of SFAS No. 148.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company's adoption of SFAS 144 on January 1, 2002 did not have a material effect on its consolidated financial statements.

2.          Summary of significant accounting policies (continued)

(d)          Restatements

(i)          Stock-based compensation plan

In 2002, the Company corrected previously filed financial statements to apply the provisions of SFAS 123 and/or APB No. 25, as the case may be. Accordingly, the prior periods financial statements were corrected by an increase in net loss by $113,994 ($(0.01) per share of common stock) for the three months ended March 31, 2002 and $177,664 ($(0.01) per share of common stock) for the six months ended March 31, 2002.

(ii)          Redeemable capital stock

Subsequent to its September 30, 2002 financial statements, the Company determined that its redeemable capital stock schedule contained errors and, in order to correct the situation, the Company has increased the balance of the redeemable capital stock for 2002 by $362,500 with a corresponding decrease of the contributed surplus.

3.          Goodwill and other intangible assets

Effective October 1, 2002, the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. The Company's adoption of this standard did not have any effect on the Company's accounting for prior business combinations.

SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

The Company has completed its SFAS 142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $146,972 associated with the fiscal 2002 acquisition of Experts Conseils Dermond Inc. should be reduced to $0. The fair value of the reporting unit (Experts Conseils Dermond Inc.) was determined using the present value of expected future cash flows and other valuation measures.

The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss for the six-month period ended March 31, 2003. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements," when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The impact on the three-month period ended December 31, 2002 is as follows:

3.          Goodwill and other intangible assets (continued)

Three months ended December 31, 2002
Net income (loss)	Basic loss per share

Reported net income	$(1,097,801)	$(0.05)
Less: Impairment charge	(146,972)	(0.04)
Adjusted net loss	$(1,244,773)	$(0.06)

4.          Capital stock

Authorized -

          75,000,000 common stock, par value $0.001 per share

Issued -

	Shares	Common Stock	Paid in Capital	Stock Options	Total

Balance, September 30, 2002	23,177,640	$21,689	$11,946,697	$1,369,551	$13,337,937
Common stock issued for:
Cash	273,100	273	186,341	-	186,614
Exercise of warrants	123,000	123	122,877	-	123,000
Stock options, compensation	-	-	-	298,482	298,482
Balance December 31, 2002 (restated)	23,573,740	22,085	12,255,915	1,668,033	13,946,033
Common stock issued for:
Cash and other	37,079	37	46,929	-	46,966
Exercise of warrants	515,238	515	422,031	-	422,546
Stock options, compensation	-	-	-	19,748	19,748
	24,126,057	22,637	12,724,875	1,687,781	14,435,293

Less treasury stock at cost	(92,000)	(92)	(160,830)	-	(160,922)

Balance, March 31, 2003	24,034,057	$22,545	$12,564,045	$1,687,781	$14,274,371

Share-based incentive plans

As of March 31, 2003, the Company has the following three stock-based incentive plans. Each plan permits the issuance of up to 2,500,000 options.

4.          Capital stock (continued)

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the grant date. All options expire no later than 10 years from the grant date. If an option is granted to an employee who owns 10% or more of the Company's voting stock, the purchase price of each share shall be 110% of the fair market value on the grant date and the expiration date shall not exceed five years after the grant date.

Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the grant date. All options expire 10 years after the date of grant.

Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms up to 10 years at an exercise price as determined by the administrator on the grant date.

The following tables contain information with respect to all options granted by the Company:

	Shares	Weighted average exercise price per share

Options outstanding, September 30, 2002 (restated)	3,335,000	$1.09
Granted	910,417	$1.07
Options outstanding, December 31, 2002	4,245,417	$1.08
Granted	508,500	$1.38
Options outstanding, March 31, 2003	4,753,917	$1.32

	Outstanding options		Exercisable options
	Shares	Weighted average price per share	Shares	Weighted average price per share

$0.66	300,000	$0.66	-	-
$1.00	3,045,417	1.00	2,605,417	$1.00
$1.30 - $1.50	1,350,000	1.40	950,000	1.43
$2.00 - $3.00	58,500	2.85	58,500	2.85

4.          Capital stock (continued)

(a)           Stock warrants

          As at March 31, 2003, the following warrants are outstanding:
Number of warrants
(Restated)

Outstanding at September 30, 2002	2,719,095
Issued during the quarter	226,225
Exercised during the quarter	(123,000)
Outstanding at December 31, 2002	2,822,320
Issued during the quarter	7,937
Exercised during the quarter	(515,238)
Expired during quarter	(638,094)
Outstanding, March 31, 2003	1,676,925

The warrants outstanding can be exercised at prices ranging from $1.00 to $3.00 with a significant number of the warrants having an exercise price equal to the five-day moving average trading price for the stock less 20%. The expiration dates of the warrants range from April 16, 2003 to February 14, 2005.

(b)           Redeemable capital stock

The Company has 1,493,571 common shares outstanding that have certain rights attached permitting the holder to require the Company to repurchase these shares. If all of the stockholders exercise their rights, the Company would be obligated to pay, as of March 31, 2003 or gradually over the next three years, a maximum amount of $1,132,083. This amount is based on two types of repurchase rights exercisable at the option of the stockholder. The first type requires a repurchase at the market-trading price at date of issuance plus a premium increasing in time from 25% to 75%. The second type requires a repurchase at prices increasing in time from $2.50 to $3.25.

5.          Kelsey Lake Diamond Mine

The Company is actively seeking a partner or purchaser to take over the Kelsey Lake mine. If the Company is unable to find a partner or purchaser in 2003, Great Western Diamond intends to close the Kelsey Lake mine permanently and initiate mine reclamation.

6.          Comprehensive loss

	Three months ended March 31,		Six months ended March 31,		Cumulative from inception on Auust 23,
	2003	2002	2003	2002	1996

Net loss	$(808,763)	$(2,455,621)	$(2,053,537)	$(3,716,963)	$(16,739,890)

Foreign currency translation adjustment	$(63,003)	$(316)	$(75,864)	$(940)	$52,965

Comprehensive loss	$(871,766)	$(2,455,937)	$(2,129,401)	$(3,717,903)	$(16,686,925)

7.          Net loss per common share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss	Three Months ended March 31,		Six Months ended March 31,
Per Common Share	2003	2002	2003	2002
Net loss	$(808,763)	$(2,455,621)	$(1,906,565)	$(3,716,963)

Total weighted average number of common shares and equivalents	24,012,325	21,863,192	23,714,040	21,183,697

Net loss per common share	$(0.03)	$(0.11)	$(0.08)	$(0.18)

Fair Value Disclosures

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss:

As reported	$(808,763)	$(2,455,621)	$(1,906,565)	$(3,716,963)

Pro forma	$(1,212,601)	$(3,272,073)	$(2,716,195)	$(4,554,988)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Loss per share:

Basic:

As reported	$(0.03)	$(0.11)	$(0.08)	$(0.18)

Pro forma	$(0.05)	$(0.15)	$(0.12)	$(0.22)

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the periods ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Stock based compensation expense as reported	$13,066	$49,742	$257,278	$65,783

Stock based compensation expense if fair value was used	$416,904	$866,194	$1,066,907	$903,808

8.          Related party transactions

During the quarter ended March 31, 2003, the Company retained a law firm to perform legal services for the Company at a total cost of $40,329 for services for the three months ended March 31, 2003 ($69,814 for the six months ended March 31, 2003). A director of the Company is a partner in that law firm. The transactions were valued at the exchange amount which is the amount of consideration agreed to by the related parties. As of March 31, 2003 an amount of $49,714 resulting from these transactions is included in accounts payable and accrued liabilities. On May 15, 2003, the Company's Board of Directors approved the cancellation of $17,100 of the amount outstanding at March 31, 2003, in exchange for the issuance of 20,000 of common stock shares to certain principals in the law firm, including the Company's director.

9.          Subsequent events

Subsequent to March 31, 2003, the Company determined that 240,000 warrants and 5,365,969 options issued and outstanding were void due to lack of appropriate corporate authorization. Accordingly, the balance of options and warrants outstanding have been adjusted and the $81,629 of warrants and $64,944 of options were reclassified to accumulated deficit.

On April 17, 2003, the Company agreed to issue 250,000 shares of common stock to Soquem Inc. in exchange for Soquem relinquishing any further rights, options or claims to any mining claims at the Lac Doré deposit.

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

Great Western Diamond Company

          As described in the section entitled "Legal Proceedings" in Part II, Item 1 below, Great Western Diamond was involved in arbitration involving the Kelsey Lake lease. Great Western Diamond will either sell or shut down the mine in 2003. Great Western Diamond will use its reclamation bond posted with the state of Colorado to complete reclamation of the property if the mine is shut down.

Cash Requirements for 2003 Fiscal Year Administrative Costs

          To date the Company's activities and that of its subsidiaries have been funded primarily through the sale of equity securities and financial assistance from Canadian governmental agencies in the form of loans and grants. As noted below, the Company will need to raise additional capital to continue to operate its businesses.

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

Additional Employees

          Since September 30, 2002, McKenzie Bay Resources has hired a General Manager and a Director of Production and Technical Processes for Lac Doré. The Company does not anticipate that a significant change will occur in its or its subsidiaries' employee base in the next 12 months.

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

          Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and other periodic reports filed with the Securities and Exchange Commission, some of the factors that could cause actual results to differ from those described in the forward-looking statements include:

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          The Company's Form 10-QSB for the fiscal quarter ended December 31, 2002 includes a description of an arbitration proceeding related to Great Western Diamond, a subsidiary of the Company.

Item 2.  Changes in Securities.

          Since January 1, 2003, the Company issued and sold the following unregistered securities:

          During the quarter, the Company issued 515,238 shares of common stock to 38 investors upon conversion of outstanding warrants in the approximate amount of $401,305 (US) and $25,242 (Canadian).

          On January 6, 2003, the Company issued options to purchase 250,000 shares of common stock to one individual in connection with his employment. The options are exercisable until January 31, 2010. The exercise of the options is subject to the following milestones: (a) upon commencement of production from the Company's pilot production plant, the employee will be entitled to exercise 50,000 options at an exercise price of $1.00 (US) per share; (b) upon commencement of construction of the Lac Doré facilities, the employee will be entitled to exercise 75,000 options at an exercise price of $1.30 (US) per share; and (c) upon commencement of commercial production from the Lac Doré facilities, the employee will be entitled to exercise 125,000 options at an exercise price of $1.30 (US) per share.

          On January 15, 2003, the Company issued options to purchase 1,000 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until January 1, 2005 and have an exercise price of $2.00 (US) per share.

          On February 11, 2003, the Company issued 250,000 options to purchase common stock to the directors of McKenzie Bay Resources, the Company's wholly-owned subsidiary, in exchange for services rendered as directors. The options are exercisable until February 10, 2013 and have an exercise price of $1.50 (US) per share.

          On February 14, 2003, the Company issued 5,492 shares of common stock to one individual in exchange for the cancellation of $11,000 (Canadian) owed by the Company to this individual.

          On February 14, 2003, the Company issued options to purchase 7,500 shares of common stock to one individual as consideration for the purchase by this individual of additional shares of the Company's common stock on the open market. The options are exercisable until February 14, 2005 and have an exercise price of $2.00 (US) per share.

          On February 14, 2003, the Company issued 7,937 shares of common stock and warrants to purchase an additional 7,937 shares of common stock to one individual in the amount of $10,000 (US). The warrants are exercisable until February 14, 2005 and have an exercise price of $2.00 (US) per share.

          On February 18, 2003, the Company issued 23,650 shares of common stock to one individual in exchange for the cancellation of the investor's right to require the Company to repurchase shares of Company common stock from the investor.

          The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2). The Company did not engage an underwriter in connection with any of the foregoing transactions.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit Number	Document

2.1

Share Purchase Agreement between the Company and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc., dated February 12, 2002. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

2.2	Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999.

2.3	Amending Agreement made as of February 28, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999.

2.4	Amending Agreement made as of April 1, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999.

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.4	Form of Warrant. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.5	Form of Subscription Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.6	Form of Option Agreement.

4.7

Repayable Contribution under the Regional Strategic Initiatives Program between McKenzie Bay Resources Ltd. and the Minister of the Economic Development Agency of Canada for Quebec Regions, dated September 12, 2001.

4.8

Activity Performed Within the Program of Financial Assistance to Technical-Economic Studies and Technological Innovation between McKenzie Bay Resources Ltd. and the Ministry of Natural Resources of Quebec, dated July 26, 2001.

4.9

The Company has long-term debt instruments outstanding in addition to that described in Exhibits 4.7 and 4.8. The authorized amount of this long-term debt does not exceed 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders under any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.9	Employment Agreement of Jan Mracek, dated January 6, 2003.*

10.10	Consulting Agreement of Savanco, Inc., dated February 15, 2003.

10.11	Employment Agreement of Gary L. Westerholm, dated March 21, 2003.*

10.12	Employment Agreement of Gregory N. Bakeman, dated March 21, 2003.*

10.13	Employment Agreement of John W. Sawarin, dated March 21, 2003.*

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

99.2

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K on February 21, 2003 to announce a change in the Company's independent auditors, effective as of February 17, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKENZIE BAY INTERNATIONAL, LTD.

Date: May 20, 2003	By:	/s/ Gary L. Westerholm
Gary L. Westerholm President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

Date: May 20, 2003	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

CERTIFICATION

I, Gary L. Westerholm, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of McKenzie Bay International, Ltd.;

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

Date: May 20, 2003	/s/ Gary L. Westerholm
Gary L. Westerholm President and Chief Executive Officer

CERTIFICATION

I, Gregory N. Bakeman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of McKenzie Bay International, Ltd.;

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

Date: May 20, 2003	/s/ Gregory N. Bakeman
Gregory N. Bakeman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

2.1

Share Purchase Agreement between the Company and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc., dated February 12, 2002. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

2.2	Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999.

2.3	Amending Agreement made as of February 28, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999.

2.4	Amending Agreement made as of April 1, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999.

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.4	Form of Warrant. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.5	Form of Subscription Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.6	Form of Option Agreement.

4.7

Repayable Contribution under the Regional Strategic Initiatives Program between McKenzie Bay Resources Ltd. and the Minister of the Economic Development Agency of Canada for Quebec Regions, dated September 12, 2001.

4.8

Activity Performed Within the Program of Financial Assistance to Technical-Economic Studies and Technological Innovation between McKenzie Bay Resources Ltd. and the Ministry of Natural Resources of Quebec, dated July 26, 2001.

-i-

4.9

The Company has long-term debt instruments outstanding in addition to that described in Exhibits 4.7 and 4.8. The authorized amount of this long-term debt does not exceed 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders under any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.9	Employment Agreement of Jan Mracek, dated January 6, 2003.*

10.10	Consulting Agreement of Savanco, Inc., dated February 15, 2003.

10.11	Employment Agreement of Gary L. Westerholm, dated March 21, 2003.*

10.12	Employment Agreement of Gregory N. Bakeman, dated March 21, 2003.*

10.13	Employment Agreement of John W. Sawarin, dated March 21, 2003.*

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

-ii-

99.2

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*Management contract or compensatory plan or arrangement.

-iii-