Form 10QSB/A
period 2003-03-31
MCKENZIE BAY INTERNATIONAL
filed 2003-05-22
CIK 1144216

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-QSB/A
(Amendment No. 1)

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company's adoption of SFAS 144 on October 1, 2002 did not have a material effect on its consolidated financial statements.

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

The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss for the six-month period ended March 31, 2003. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements," when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The impact on the three-month period ended December 31, 2002 is as follows:

3.          Goodwill and other intangible assets (continued)

Three months ended December 31, 2002
Net income (loss)	Basic loss per share

Reported net income	$(1,097,801)	$(0.05)
Less: Impairment charge	(146,972)	(0.01)
Adjusted net loss	$(1,244,773)	$(0.06)

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss	Three Months ended March 31,		Six Months ended March 31,
Per Common Share	2003	2002	2003	2002
Net loss	$(808,763)	$(2,455,621)	$(2,053,537)	$(3,716,963)

Total weighted average number of common shares and equivalents	24,012,325	21,863,192	23,714,040	21,183,697

Net loss per common share	$(0.03)	$(0.11)	$(0.09)	$(0.18)

Fair Value Disclosures

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss:

As reported	$(808,763)	$(2,455,621)	$(2,053,537)	$(3,716,963)

Pro forma	$(1,212,601)	$(3,272,073)	$(2,863,167)	$(4,554,988)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss per share:

Basic:

As reported	$(0.03)	$(0.11)	$(0.09)	$(0.18)

Pro forma	$(0.05)	$(0.15)	$(0.12)	$(0.22)

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

9.          Commitments

A subsidiary company, McKenzie Bay Resources, Ltd., has entered into an agreement for the provision of technical consulting services with a third party. The contract calls for a payment of $10,000 per month, increasing annually by 5%, with the contract expiring on February 28, 2007.

The Company and its subsidiaries are parties to employment agreements with certain of their employees. These employment contracts require the Company to pay annual salaries of approximately $620,000 over each of the next three years.

10.          Subsequent events

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

2.2

Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

2.3

Amending Agreement made as of February 28, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

2.4

Amending Agreement made as of April 1, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.4	Form of Warrant. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.5	Form of Subscription Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.6	Form of Option Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

4.7

Repayable Contribution under the Regional Strategic Initiatives Program between McKenzie Bay Resources Ltd. and the Minister of the Economic Development Agency of Canada for Quebec Regions, dated September 12, 2001. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

4.8

Activity Performed Within the Program of Financial Assistance to Technical-Economic Studies and Technological Innovation between McKenzie Bay Resources Ltd. and the Ministry of Natural Resources of Quebec, dated July 26, 2001. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

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

10.9

Employment Agreement of Jan Mracek, dated January 6, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.10	Consulting Agreement of Savanco, Inc., dated February 15, 2003. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.11

Employment Agreement of Gary L. Westerholm, dated March 21, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.12

Employment Agreement of Gregory N. Bakeman, dated March 21, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.13

Employment Agreement of John W. Sawarin, dated March 21, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

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

McKENZIE BAY INTERNATIONAL, LTD.

Date: May 22, 2003	By:	/s/ Gary L. Westerholm
Gary L. Westerholm President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

Date: May 22, 2003	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

CERTIFICATION

I, Gary L. Westerholm, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of McKenzie Bay International, Ltd.;

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

Date: May 22, 2003	/s/ Gary L. Westerholm
Gary L. Westerholm President and Chief Executive Officer

CERTIFICATION

I, Gregory N. Bakeman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of McKenzie Bay International, Ltd.;

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

Date: May 22, 2003	/s/ Gregory N. Bakeman
Gregory N. Bakeman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

2.1

Share Purchase Agreement between the Company and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc., dated February 12, 2002. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

2.2

Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

2.3

Amending Agreement made as of February 28, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

2.4

Amending Agreement made as of April 1, 2000 to Share Purchase Agreement between the Company, Redaurum Limited and Diamond Company N.L., dated September 13, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on March 13, 2002, and incorporated herein by reference.

4.1	Certificate of Incorporation, as amended. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Specimen of Stock Certificate. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.4	Form of Warrant. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.5	Form of Subscription Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

4.6	Form of Option Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

-i-

4.7

Repayable Contribution under the Regional Strategic Initiatives Program between McKenzie Bay Resources Ltd. and the Minister of the Economic Development Agency of Canada for Quebec Regions, dated September 12, 2001. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

4.8

Activity Performed Within the Program of Financial Assistance to Technical-Economic Studies and Technological Innovation between McKenzie Bay Resources Ltd. and the Ministry of Natural Resources of Quebec, dated July 26, 2001. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

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

-ii-

10.9

Employment Agreement of Jan Mracek, dated January 6, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.10

Consulting Agreement of Savanco, Inc., dated February 15, 2003. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.11

Employment Agreement of Gary L. Westerholm, dated March 21, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.12

Employment Agreement of Gregory N. Bakeman, dated March 21, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

10.13

Employment Agreement of John W. Sawarin, dated March 21, 2003.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and incorporated herein by reference.

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