Form 10KSB/A
period 2002-09-30
MCKENZIE BAY INTERNATIONAL
filed 2003-07-09
CIK 1144216

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(AMENDMENT NO. 2)

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

As of December 31, 2002, the registrant had outstanding 23,573,740 shares of Common Stock, $0.001 par value.

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

The Company's Subsidiaries

          The Company conducts business through three wholly-owned subsidiaries: McKenzie Bay Resources, Ltd., DERMOND INC. (formerly named Experts Conseils Dermond inc.) and Great Western Diamond Company.

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

          DERMOND INC.

          On February 12, 2002, the Company acquired all of the outstanding shares of common stock of DERMOND INC. (formerly named Experts Conseils Dermond Inc.), a Canadian corporation formed on August 9, 1996 ("Dermond"). Dermond is a developmental stage engineering company that has filed a patent application in 130 countries that participate in the Patent Cooperation Treaty. The patent application represents potential improvements to technology for the vertical-axis wind turbine, which generates electricity from wind power.

          The Company believes that in extreme climates and remote areas the vertical-axis wind turbine may offer operational and cost advantages over the more common horizontal-axis, or "propeller-style" wind turbines. Dermond currently is developing a plan for the funding and production of two vertical-axis wind turbine prototypes incorporating Dermond's technology covered by the patent application. The total anticipated cost to build the prototypes is $1.7 million (US). The Company anticipates seeking financing from both private and public sources to fund the project's costs. If Dermond does build the prototypes and determines that they achieve desired performance levels, Dermond intends to focus on further improving, and developing a broader market for, the turbines.

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

          The Company anticipates receiving funding from Canadian governmental agencies for a portion of the construction costs for Lac Doré. To fund the balance of the Lac Doré project the Company anticipates seeking long-term debt financing as well as raising capital through additional offerings of its common stock. There is no assurance, however, that the Company will receive any of this funding or that the terms of the funding will be favorable to the Company.

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

          The Company estimates the current market for high-purity vanadium compounds to be at least 6.2 million pounds annually. The Company believes that, assuming the development of a commercial market for vanadium-based energy storage devices, the market for high-purity vanadium compounds could grow to more than 60 million pounds annually in five years.

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

          Influence of Certain Stockholders

          As of December 31, 2002, the Company's directors, officers and certain of their affiliates beneficially owned approximately 55% of the Company's outstanding common stock. Accordingly, if these stockholders act together as a group, they will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's certificate of incorporation or bylaws and the approval of significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors also may have the effect of delaying or preventing a change in the management or voting control of the Company.

          Certain Repurchase Obligations

          As of December 31, 2002, there were approximately 938,557 outstanding shares of Company common stock that have certain rights attached permitting the holder to require the Company to repurchase these shares from the holder. These rights are contained in subscription agreements between the Company and certain of its stockholders. The terms of the required repurchases are set forth in the particular subscription agreements, a form of which is attached as Exhibit 4.5 to this Form 10-KSB. If stockholders who hold these rights decide to exercise their rights and force the Company to repurchase the shares, the Company would be obligated to pay up to approximately $1.4 million (US) to comply with its repurchase obligations.  If this occurs, the Company's financial condition operations would be harmed.

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

          Reliance on Lac Doré

          The Company's business plan is heavily dependent on the success of the Lac Doré project. Many things could cause the Lac Doré project to fail, including:

•	The Company cannot be sure that Lac Doré will yield the desired raw materials in commercial quantities;

•	If the feasibility study that the Company commissioned for Lac Doré underestimated capital needs for the project, the Company may face insurmountable financial obstacles;

•	The Company's ability to quickly produce different forms of vanadium products from the Lac Doré operation (and therefore quickly match market demands) may not meet anticipated customer expectations;

•	The Company's use of proprietary processes may not produce high-purity vanadium at Lac Doré at anticipated cost and quantity levels;

•	Inherent mining risks, such as labor disputes, accidental leakage of toxic material, engineering and construction delays and industrial accidents may affect the Lac Doré mining operation;

•	Lac Doré will be dependent on the supply of services and goods from third parties; and

•	The Company's inability to obtain required governmental permits and/or approvals.

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

Used By	Location	Use	Square Footage

McKenzie Bay International, Ltd.	3362 Moraine Drive Brighton, Michigan	Corporate headquarters	150

McKenzie Bay International, Ltd.	975 Spaulding Grand Rapids, Michigan	Financial headquarters	400

McKenzie Bay International, Ltd.	143 Windsor London, Ontario	Coordination of Canadian activities	150

McKenzie Bay Resources, Ltd.	32 du Portage Matagami, Quebec	General offices	150

DERMOND INC.	663 McEachran Avenue Outremont, Quebec	General offices	250

Great Western Diamond Company	1330 Duff Avenue Ft. Collins, Colorado	General offices	900

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

Issuance of Unregistered Common Stock

          During the fiscal year ended September 30, 2002, the Company issued and sold the following unregistered securities:

          (1)          On October 1, 2001, the Company issued 50,000 shares of common stock to one individual in exchange for investor-relations services provided to the Company valued at approximately $81,000 (US).

          (2)          On October 1, 2001, the Company issued 6,500 shares of common stock to an entity in exchange for legal services provided to the Company valued at approximately $8,450 (US).

          (3)          On January 11, 2002, the Company issued an option to purchase 50,000 shares of common stock to one individual in exchange for services. The option has an exercise price of $1.00 (US) per share and is exercisable for two years from the date of grant.

          (4)          On February 12, 2002, the Company issued 100,000 shares of common stock to two individuals in connection with the purchase of Dermond's outstanding stock. In addition, on that same date but not as part of the purchase of the Dermond stock, the Company issued options to acquire an aggregate of 300,000 shares of common stock to the same two individuals. The options have an exercise price of $1.00 per share and are exercisable for 10 years from the date of grant.

          (5)          On March 1, 2002, the Company issued options to purchase 600,000 shares of common stock to employees of the Company in exchange for services rendered to the Company as employees. The options are exercisable until March 1, 2012 (in the case of 400,000 options) or until March 1, 2007 (in the case of 200,000 options) and have an exercise price of $1.35 (US) per share (in the case of 400,000 options) or an exercise price of $1.49 (US) per share (in the case of 200,000 options).

          (6)          On March 8, 2002, the Company issued 1,364,082 shares of common stock to an entity in exchange for the satisfaction of approximately $1,159,470 (US) of accounts payable owed by the Company to this entity. This accounts payable related to the costs incurred by the entity in its due diligence investigation of the proposed purchase of the Kelsey Lake mine, which is owned by Great Western Diamond, the Company's subsidiary.

          (7)          On March 8, 2002, the Company issued 101,471 shares of common stock to an individual in exchange for the satisfaction of approximately $86,250 (US) of accounts payable owed by the Company.

          (8)          On May 31, 2002, the Company issued 23,877 shares of common stock to four individuals upon conversion of convertible promissory notes by these individuals for an approximate amount of $25,626 (US).

          (9)          On June 7, 2002, the Company issued 25,000 shares of common stock to one individual in connection with the exercise of an option in the amount of $16,117 (US).

          (10)          On July 1, 2002, the Company issued 50,000 shares of common stock to one individual in exchange for investor-relations services provided to the Company valued at approximately $107,500 (US).

          (11)          During the fiscal year ended September 30, 2002, the Company issued a total of 895,487 shares of common stock to 34 individuals and entities upon conversion of outstanding warrants for total proceeds of approximately $1,088,760 (US).

          (12)          During the fiscal year ended September 30, 2002, the Company issued a total of 74,448 shares of common stock to four individuals and entities upon conversion of outstanding warrants for total proceeds of $70,000 (US) and 5,388 shares of the Company's common stock that were surrendered to the Company upon conversion.

          (13)          During the fiscal year ended September 30, 2002, the Company issued options and warrants to acquire a total of 292,810 shares of common stock to 25 individuals and entities as consideration for their purchase of shares of the Company's common stock on the open market. The Company has determined that the options and warrants are void due to lack of appropriate corporate authorization and therefore are no longer considered issued and outstanding. See Note 16 to the Company's financial statements beginning on Page F-1 of this Form 10-KSB.

          The Company did not engage an underwriter in connection with any of the foregoing transactions.

          The issuance of securities described above in (1), (2), (3) and (5) were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The issuances of securities described above in (4), (6), (7), (10) and (12) were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereunder. All recipients of such securities either received adequate information about the Company or had access, through employment or other relationships, to such information.

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

          The following table sets forth information regarding stock options granted to the Chief Executive Officer during the fiscal year ended September 30, 2002:

OPTIONS GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Gary L. Westerholm	200,000	22.2%	$1.49	02/28/2007

______________________

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

______________________

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

	Amount and Nature of Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power(1)	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership(1)	Percent of Class(3)

Gary L. Westerholm 3362 Moraine Drive Brighton, Michigan 48114	747,666	4,157,700	4,905,366	20.2%

John W. Sawarin 3362 Moraine Drive Brighton, Michigan	1,480,000	710,000	2,190,000	9.0%

Stephen D. and Karen A. McCormick 3362 Moraine Drive Brighton, Michigan 48114	96,967	4,537,048	4,634,015	19.6%

SOQUEM, INC. 1000, route de l'Eglise, bureau 500 Sainte-Foy Quebec CANADA G1V 3V9	1,270,133	--	1,270,133	55.0%

____________________________________

(1)	These numbers include shares that may be acquired through options that are exercisable within 60 days after December 31, 2002.

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

	Amount and Nature of Beneficial Ownership of Common Stock
Name of Beneficial Owner	Sole Voting and Dispositive Power(1)	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership(1)	Percent of Class(3)

Gary L. Westerholm, Chief Executive Officer, President and Director	747,666	4,157,700(4)	4,905,366	20.2%

Gregory N. Bakeman, Chief Financial Officer, Treasurer and Director	416,500	--	416,500	1.7%

John W. Sawarin, Secretary, Vice President-Product Marketing and Director	1,480,000	710,000	2,190,000	9.0%

Rocco J. Martino, Director	180,000	470,769(5)	650,769	2.7%

Stephen D. McCormick, Director	96,967	4,537,048(6)	4,634,015	19.6%

Yves Harvey, Director	--	1,270,133(7)	1,270,133	5.4%

Donald C. Harms, Director	43,750	45,168(8)	88,918	*

All directors and executive officers as a group	2,964,883	11,190,778	14,155,661	55.0%

___________________________________

*	Less than 1%.

(1)

These numbers include shares held directly and shares that may be acquired through options that are exercisable within 60 days after December 31, 2002. The number of shares that may be acquired through options that are exercisable within 60 days after December 31, 2002, for each listed person is as follows:

Gary L. Westerholm	746,666
Gregory N. Bakeman	405,000
John W. Sawarin	740,000
Rocco J. Martino	180,000
Stephen D. McCormick	66,667
Yves Harvey	--
Donald C. Harms	43,750
All directors and executive officers as a group	2,182,083

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

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of September 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	2,085,000	$1.11	5,415,000

Equity compensation plans not approved by security holders(2) (3)	1,250,000	1.04	--

Total	3,335,000	$1.09	5,415,000

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

Item 12.           Certain Relationships and Related Transactions.

          On September 6, 2001, the Company entered into an agreement with Roberts Construction Company whereby Roberts Construction proposed to, purchase the Kelsey Lake diamond mine, which is owned by Great Western Diamond. Roberts Construction Company is a subsidiary of McCormick Incorporated. Stephen D. McCormick, a director of the Company, is President and a shareholder of McCormick Incorporated. At the time of entering into the agreement, however, Mr. McCormick was not a director of the Company.

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

10.1

Employment Agreement between Experts Conseils Dermond inc. and Jacquelin Dery, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.2

Royalty Agreement between the Company and Jacquelin Dery, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.3

Employment Agreement between Experts Conseils Dermond inc. and Lauren Mondou, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.4

Royalty Agreement between the Company and Lauren Mondou, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.5

Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

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

10.11

Letter Agreement dated June 18, 2002 between McKenzie Bay Resources Ltd. and SOQUEM Inc. amending Option and Joint Venture Agreement dated August 31, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference. reference..

21.1	Subsidiaries. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

99.2

Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

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

Supplemental Items.

Description of Securities

          The Company's authorized capital stock consists of 75,000,000 shares of common stock, par value $0.001, of which 23,573,740 were issued and outstanding as of December 31, 2002.

          Common Stock

          The Company has one class of common stock, and all shares have equal rights. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to the stockholders. The Company's Certificate of Incorporation does not allow the stockholders to take written action without a meeting by less than unanimous consent. Each share of common stock is entitled to participate equally in dividends, if, as and when declared by the Company's board of directors, and in the distribution of assets in the event of liquidation. In addition, Delaware law limits the circumstances under which the Company can pay dividends or make other distributions to its stockholders. The Company has never paid cash dividends on its common stock. The shares of common stock have no preemptive or conversion rights or sinking fund provisions.

          As of December 31, 2002, the Company has 938,557 outstanding shares of common stock that have an attached put option that permits stockholders to require the Company to repurchase these shares of common stock from the stockholders. The Company granted these rights pursuant to subscription agreements the Company entered into with certain stockholders for the purchase of shares of the Company's stock. If stockholders were to exercise all of their rights to make the Company repurchase these shares, the Company would be obligated to pay an aggregate amount of $1,388,693. These put options expire over time and, accordingly, the Company's obligation to repurchase these shares will expire and the aggregate amount the Company may be required to repay will decrease over time if the stockholders do not exercise their put options. All currently outstanding put options expire gradually until March 28, 2005. The purchase prices the Company must pay if these put options are exercised are based on either a fixed per-share price or a formula based on the issuance-date stock price, together with a floating 25% to 75% appreciation premium.

          Change in Control Provisions

          The Company's bylaws provide that a stockholder does not have voting power with respect to its recently acquired shares if the holder, acting alone or with others, is able to exercise control (directly or indirectly) over a majority of the Company's common stock as a result of the recent acquisition. These provisions may adversely affect the ability of a stockholder to control the Company. A stockholder in this position may acquire voting rights with respect to such shares only after the Company's stockholders grant such rights. (The vote to grant or deny these rights cannot include the votes of those shares of the Company's common stock that would give the holder in question control of the Company.) In order to schedule a vote for such approval, the stockholder seeking control must comply with procedures in the Company's bylaws. These procedures require the stockholder to submit an information statement to the Company. If the stockholder does not comply with the procedures, this failure may delay or prevent a change in control of the Company because the stockholder would be unable to vote all of its shares. If a person gains control of the Company after obtaining the required stockholder approval described above, the board of directors must send all other stockholders a notice indicating that each stockholder has the right to sell its shares to the Company for "fair market value." In this case, the Company determines fair market value, which cannot be less than the highest price per share paid by the person in control of the Company when that person acquired the shares that resulted in a shift of control.

          Under the Company's bylaws, all nominations for directors by stockholders are required to be delivered to the Company 15 to 45 days before the meeting that will consider nominees to the board (or, in some cases, the notice must be provided within 10 days of the meeting's official notice or public disclosure). A nomination that is not received before these deadlines would not be placed on the ballot. The notice must identify the stockholder's intent to make a nomination and must provide information about the proposed nominee. Although this nomination procedure would not give the board of directors any power to approve or disapprove stockholder nominations for the election of directors, the nomination procedure could have the effect of precluding a nomination for the election of directors at a particular meeting if the proper procedures were not followed.

          Warrants

          The Company has 2,822,320 warrants outstanding as of December 31, 2002. These warrants can be exercised at prices ranging from $1.00 to $3.00 (US), with a substantial number having an exercise price equal to 80% of the five day moving average trading price for the Company's common stock. These warrants expire at various times up to and including December 20, 2004. All warrants permit the holders to purchase shares of the Company's common stock.

          Options

          The Company has 4,245,417 options to purchase Company common stock outstanding as of December 31, 2002. All options are exercisable between $1.00 (Canadian) and $3.00 (US) per share and are subject to various vesting schedules. These options expire between January of 2004 and September of 2012.

          Transfer Agent and Registrar

          The Transfer Agent and Registrar for the Company's common stock is Signature Stock Transfer, Inc., Plano, Texas.

Indemnification of Directors and Officers

          Under Section 245 of the Delaware General Corporation Law, the Company may indemnify its directors and officers (including controlling persons) against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such persons in connection with threatened, pending or completed actions, suits or proceedings arising out of that person's acting in a corporate capacity or at the request of the Company if: (a) the person acted in good faith and in a manner he or she reasonably believed to be in (or not opposed to) the Company's best interest; and (b) in a criminal proceeding, the person had no reasonable cause to believe his or her conduct was unlawful. Delaware law requires that the Company provide this type of indemnification to the extent such a person has been successful on the merits or otherwise in defense of any such action, suit or proceeding.

          Similarly, Article IX of the Company's restated bylaws requires the Company, to the fullest extent allowed by law, to indemnify a present or former director, officer, employee or agent of the Company against any and all expenses, judgments, fines and amounts paid in settlement incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (whether formal or informal), in which such person may become involved by reason of his or her being or having been a director, officer, employee or agent of the Company or any corporation, partnership, joint venture, trust or other enterprise (whether for profit or not) in which he or she served in any capacity at the Company's request. The Company limits these indemnification rights when the action or proceeding is initiated by the person seeking indemnification to those circumstances where (a) the Company's board of directors authorized the action or proceeding or (b) in certain cases, the action or proceeding was initiated to collect legitimate indemnification proceeds from the Company. Regardless of this limitation, however, the Company is required by law to indemnify a person who otherwise qualifies for indemnification against expenses (including attorney's fees) actually and reasonably incurred to the extent such person successfully defends (on the merits or otherwise) any such action, suit or proceeding.

          The Company provides indemnification for any threatened, pending or completed action or suit brought by or in the right of the Company, except that: (a) the Company is not required to indemnify a person if that person is adjudged to be liable to the Company (unless and to the extent the court determines otherwise); and (b) the reimbursed expenses include attorney's fees, but do not include judgments, fines and amounts paid in settlement.

          If an action, suit or proceeding, whether civil or criminal, is terminated by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, the termination does not, of itself, create a presumption that such person did not meet the standard of conduct required for indemnification. The determination that a person has or has not met this standard of conduct may only be made by: (a) the Company's board of directors by a majority consisting of the directors who are not party to such action, suit or proceeding; (b) a properly appointed board committee; (c) a written opinion of independent legal counsel (only if the directors instruct counsel to do so or there are no eligible directors); or (d) by the Company's stockholders.

          These indemnification rights are in addition to, and do not replace, other rights to which any officer or director may be entitled by contract or by a matter of law. The Company also maintains a policy of insurance for directors and officers, and may enter into indemnification agreements with its directors and officers.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKENZIE BAY INTERNATIONAL, LTD.

Date: July 8, 2003	By:	/s/ Gary L. Westerholm
Gary L. Westerholm President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Westerholm Gary L. Westerholm	President, Chief Executive Officer and Director (Principal Executive Officer)	July 8, 2003

/s/ Gregory N. Bakeman Gregory N. Bakeman	Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	July 8, 2003

/s/ John W. Sawarin John W. Sawarin	Secretary, Vice President-Product Marketing and Director	July 8, 2003

Rocco J. Martino	Director	July 8, 2003

Stephen D. McCormick	Director	July 8, 2003

/s/ Donald C. Harms Donald C. Harms	Director	July 8, 2003

CERTIFICATIONS

I, Gary L. Westerholm, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A (Amendment No. 2) of McKenzie Bay International, Ltd.;

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

Date: July 8, 2003	/s/ Gary L. Westerholm
Gary L. Westerholm President and Chief Executive Officer

I, Gregory N. Bakeman, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A (Amendment No. 2) of McKenzie Bay International, Ltd.;

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

Date: July 8, 2003	/s/ Gregory N. Bakeman
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

We also audited the adjustments described in Note 2 (1) ii) and 7 (c) ii) and 16(c) that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

KPMG LLP
Chartered Accountants

Montreal, Canada
November 30, 2002
(Except as to Note 16 as of April 3, 2003)

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

These consolidated financial statements have been prepared assuming the company will continue as a going concern. As stated in note 2(a) to these consolidated financial statements, the ability of the company to continue as such is dependent on the company's continuing ability to obtain the necessary financing to conduct its exploration and development activities. These requirements raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

London, Ontario, Canada January 31, 2002	/s/ Zaritsky Penny LLP Chartered Accountants

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	2002	2001
ASSETS		(Restated)
Current:
Cash and cash equivalents	$45,325	$654,186
Marketable securities (note 3)	83,501	1,396,100
Accounts receivable	186,961	84,438
Inventories	19,562	-
Prepaid expenses and deposits	172,057	44,443
	507,406	2,179,167
Reclamation cash bond (note 4)	338,685	338,685
Capital assets (note 5)	84,577	103,375
Goodwill (note 10)	146,972	-
Incorporation and reorganization costs	-	49,137
	$1,077,640	$2,670,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Bank indebtedness, 8% (note 12)	$47,441	$-
Accounts payable and accrued liabilities	583,378	748,440
Convertible notes payable, 6%	-	23,055
Current portion of long-term debt (note 6)	36,156	32,794
	666,975	804,289
Long-term debt (note 6)	888,304	69,101
Reclamation and closure liabilities (note 4)	250,000	250,000

Redeemable capital stock (note 7)	1,481,854	1,959,013

Stockholders' equity (deficiency in assets):
Capital stock (note 7)
75,000,000 common stock authorized, at $0.001 par value 23,177,640 common stock issued and outstanding (2001, 20,486,775)	21,607	18,914
Additional paid-in capital (note 7)	13,618,367	9,860,106
Accumulated deficit	(15,872,366)	(9,901,792)
Accumulated other comprehensive income (loss)	22,899	(389,267)
	(2,209,493)	(412,039)
Contingency (note 12)
Commitments (note 13)

	$1,077,640	$2,670,364

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEAR ENDED SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stock- holders' equity
	(Restated)	(Restated)	(Restated)		(Restated)
Balance as at September 30, 2000

As previously reported	$14,936	$4,434,204	$(3,782,535)	$(4,699)	$661,906

Restatement
(note 7 (c) (ii))	(333)	(283,667)	(640,075)	-	(924,075)

Balance as restated	14,603	4,150,537	(4,422,610)	(4,699)	(262,169)

Issuance of redeemable capital stock	-	-	(545,938)	-	(545,938)

Issuance of other capital stock	4,390	4,940,158	-	-	4,944,548

Purchase of common stock
for treasury	(79)	(145,174)	-	-	(145,253)

Net loss for the year	-	-	(4,933,244)	-	(4,933,244)

Change in foreign currency
translation adjustment	-	-	-	(12,833)	(12,833)

Unrealized holding loss on marketable securities	-	-	-	(371,735)	(371,735)

Expiry of redemption rights	-	12,000	-	-	12,000

Stock options	-	902,585	-	-	902,585

Balance as at September 30, 2001	18,914	9,860,106	(9,901,792)	(389,267)	(412,039)

Issuance of capital stock (note 7)	2,696	2,856,002	-	-	2,858,698

Purchase of common stock for
treasury (note 7)	(3)	(4,366)	-	-	(4,369)

Net loss for the year	-	-	(5,970,574)	-	(5,970,574)

Change in foreign currency
translation adjustment (note 15)	-	-	-	40,431	40,431

Reclassification to the consolidated statement of loss of the holding loss on marketable securities	-	-	-	371,735	371,735

Expiry of redemption rights	-	439,659	-	-	439,659

Stock options	-	466,966	-	-	466,966

Balance as at September 30, 2002	$21,607	$13,618,367	$(15,872,366)	$22,899	$(2,209,493)

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF LOSS

YEAR ENDED SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	2002	2001	Cumulative from inception on August 23, 1996
		(Restated)

Revenue	$12,825	$-	$12,825

Expenses:
Exploration expenditures (note 8)	2,586,476	1,119,502	6,563,801
General administration	681,568	145,576	966,189
Reorganization costs	-	-	102,914
Wages and benefits	456,821	301,331	940,860
Management wages and benefits	525,648	944,993	1,555,307
Professional fees	314,027	256,278	742,075
Advertising, promotion and travel	262,179	222,358	668,089
Amortization	21,070	286,912	370,482
Interest on long-term debt	22,358	42,745	68,992
	4,870,147	3,319,695	11,978,709

Loss before the following:	(4,857,322)	(3,319,695)	(11,965,884)
Write-down of assets (note 9)	-	(1,626,821)	(1,626,821)
Write-off of incorporation and
reorganization costs	(49,137)	-	(49,137)
Write-down of marketable securities (note 3)	(1,071,483)	-	(1,071,483)
Loss on sale of marketable securities	(138,168)	-	(138,168)
Interest income	4,536	13,272	24,140

Net loss before income and mining taxes	(6,111,574)	(4,933,244)	(14,827,353)
Current mining tax recovery (note 11)	141,000	-	141,000
Net loss	$(5,970,574)	$(4,933,244)	$(14,686,353)

Comprehensive loss (note 15)	$(5,558,408)	$(5,317,812)	$(14,663,454)

Loss per share	$(0.29)	$(0.29)	$-

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	2002	2001 (Restated)	Cumulative from inception on August 23, 1996
Cash flows from (used in) operating activities:
Net loss	$(5,970,574)	$(4,933,244)	$(14,686,353)
Items not affecting cash:
Amortization	21,070	286,912	370,482
Expenses settled through issuance of common stock	1,442,670	-	1,442,670
Capitalized interest on convertible notes payable	2,571	-	2,571
Reclamation and closure costs (note 4)	-	250,000	250,000
Write-down of assets (note 9)	-	1,626,821	1,626,821
Write-down of marketable securities (note 3)	1,071,483	-	1,071,483
Write-off of incorporation and reorganization costs	49,137	-	49,137
Loss on sale of marketable securities	138,168	-	138,168
Stock-based compensation	416,278	902,585	1,318,863
Net change in non-cash working capital related to operations:
Accounts receivable	(69,811)	(72,085)	(154,164)
Inventories	(19,562)	-	(19,562)
Prepaid expenses and deposits	(76,926)	(18,356)	(121,573)
Accounts payable and accrued liabilities	(189,066)	(328,230)	689,670
	(3,184,562)	(2,285,597)	(8,021,787)

Financing activities:
Increase of bank indebtedness	47,441	-	47,441
Decrease in convertible notes payable	-	(10,600)	23,055
Repayment of long-term debt	(32,794)	(32,096)	69,101
Receipt of repayable government assistance (note 6)	855,359	-	855,359
Proceeds from sale of common stock (note 7)	1,265,402	5,315,192	11,030,004
Redemption of redeemable capital stock	(37,500)	-	(37,500)
Purchase of common stock for treasury (note 7)	(4,369)	(145,253)	(149,622)
	2,093,539	5,127,243	11,837,838

MCKENZIE BAY INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2002
(Amounts stated in US dollars)

	2002	2001 (Restated)	Cumulative from inception on August 23, 1996
Investing activities:
Purchase of marketable securities (note 3)	$-	$(1,767,835)	$(1,767,835)
Proceeds - sale of marketable securities	474,683	-	474,683
Purchase of reclamation cash bond (note 4)	-	(338,685)	(338,685)
Purchase of capital assets	(1,666)	(50,820)	(2,048,733)
Incorporation and reorganization costs	-	-	(81,769)
Business acquisition - Dermond (note 10)	(31,286)	-	(31,286)
	441,731	(2,157,340)	(3,793,625)

Effect of foreign currency
exchange rate changes on cash and equivalents	40,431	(12,833)	22,899

Net increase (decrease) in cash and cash equivalents	(608,861)	671,473	45,325
Cash and cash equivalents, beginning of period	654,186	(17,287)	-
Cash and cash equivalents, end of period	$45,325	$654,186	$45,325

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

The Company incurred significant losses over the past three years and has a deficiency in assets of $2,209,493 at September 30, 2002. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. Management believes that it will be successful at raising additional capital in the short-term and realizing profitable operations in the long-term, however is unable to disclose firm commitments as of the date of these financial statements.

As discussed in note 7, the Company is committed to repurchase shares, at the option of the holders, for an amount of $1,481,854. If this occurs, the Company's future would be uncertain.

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

2.	Accounting policies (continued)

	[h]	Capital assets

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

In addition to net loss, comprehensive loss includes foreign currency translation adjustment and unrealized gain (loss) on marketable securities considered as available-for-sale.

2.	Accounting policies (continued)

	[l]	Stock-based compensation plan

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

Marketable securities, which are classified as available-for-sale, consist of 656,500 common shares of Vanteck (VRB) Technology Corp. At the year end, the securities were written down to market value of $83,501.

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

	2002	2001

Province of Quebec financial assistance repayable in scheduled payments over 4 years after the second year of production of the mine. This assistance is forgivable if, after 24 months following the release of the feasibility study, a decision is made not to begin production	$570,240	$-

Government of Canada financial assistance of up to CDN$500,000, repayable in two equal annual consecutive payments, of CDN$250,000 each commencing 24 months after the completion of the feasibility study	285,119	-

Obligation under capital lease, payable in monthly blended installments of $3,444, interest at 10%, due July, 2004	69,101	101,895
	924,460	101,895

Less current portion	36,156	32,794
	$888,304	$69,101

6.	Long-term debt (continued)

The Company has provided equipment subject to the lease agreement above as collateral for amounts owing.

Future minimum lease payments required under the lease are as follows:

2003	$41,331
2004	34,443
75,774
Less amount representing interest	6,673
$69,101

7.	Capital stock

Authorized -
75,000,000 common stock, par value $0.001 per share

Issued -

	Shares	Common stock	Additional Paid-in capital	Total
				(Restated)
Balance, beginning of year
(restated)	20,486,775	$18,993	$10,005,280	$10,024,273
Common stock issued for:
Cash	-	5	56,920	56,925
Services	1,572,053	1,572	1,441,098	1,442,670
Business acquisition -
Dermond	100,000	100	124,900	125,000
Conversion of notes	23,877	24	25,602	25,626
Exercise of options	25,000	25	16,092	16,117
Exercise of warrants	969,935	970	1,191,390	1,192,360
Stock options	-	-	466,966	466,966
Expiry of redemption rights	-	-	439,659	439,659
	23,177,640	21,689	13,767,907	13,789,596
Less treasury stock at cost	82,000	82	149,540	149,622

Balance, end of year	23,095,640	$21,607	$13,618,367	$13,639,974

Share-based incentive plans

At September 30, 2002, the Company had three stock-based incentive plans each being limited so that options to acquire no more than 2,500,000 shares per plan in the aggregate may be outstanding at any one time.

7.	Capital stock (continued)

(i)

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant. All options expire no later than 10 years from the grant date. In the event an option is granted to an employee who owns 10% or more of the voting power of stock of the Company, the purchase price of each share shall be 110% of the fair market value on the date of grant and the expiration date of option shall be no more than five years after the date of grant of such option.

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

The following table contains information with respect to all options granted by the Company (note 16(b)):

	Shares	Weighted average exercise price US$/share

Options outstanding, September 30, 2001	2,410,000	$1.02
Granted	950,000	1.25
Exercised	(25,000)	0.64

Options outstanding, September 30, 2002	3,335,000	$1.09

The following table contains information with respect to all options granted by the Company:

	Outstanding options			Exercisable options
	Shares	Average life (years)	Weighted average price US$/share	Shares	Weighted average price US$/share

$0.66	300,000	4.96	0.66	-	-
$1.00-$1.50	2,985,000	6.85	1.10	2,585,000	1.28
$3.00	50,000	1.34	3.00	50,000	3.00

7.	Capital stock (continued)

SFAS 123 encourages but does not require companies to include in compensation cost the fair value of stock options granted to employees. A company that does not adopt the fair-value method must disclose the cost of stock compensation awards, at their fair value, on the date the award is granted. The fair value of the Company's options that were granted to employees in 2002 was $1,146,756 (2001, $2,190,285). This fair value was estimated using the Black-Scholes model with assumptions of a 2 to 3 years expected term, 121% to 149% volatility, interest rates ranging from 2.56% to 4.71% and an expected dividend yield of 0%. Under SFAS 123 the cost of stock compensation in excess of the amount accounted for the year ended September 30, 2002 would be $988,081 (2001, $1,944,079). The resulting pro forma net loss and loss per share for the year ended September 30, 2002 is $6,728,768 and $0.32 respectively (2001 - net loss and loss per share of $6,877,323 and $0.41 respectively).

As at September 30, 2002, the following are outstanding:

[a]	Stock warrants

Number of warrants (Restated)

Outstanding at beginning of year	3,544,030
Issued during the year	145,000
Exercised during the year	(969,935)

Outstanding at end of year	2,719,095

The warrants outstanding at year-end can be exercised at prices ranging from US $1.00 to US $3.00 with a significant number of the warrants having an exercise price equal to the five-day moving average trading price for the stock less 20%. The expiry dates on the warrants range from January 12, 2003 to September 28, 2004.

[b]	Treasury stock

During the year, the Company repurchased 2,500 (79,500 in 2001) common stock for treasury at a cost of $4,369 ($145,253 in 2001).

7.	Capital stock (continued)

	[c]	Redeemable capital stock

i)

1,097,128 common shares of the Company have certain rights attached permitting the holder to require the Company to repurchase these shares. Pertaining to subscription agreements, if stockholders decide to exercise their rights, the Company would be obligated to pay, as at September 30, 2002 or gradually over the next three years a maximum amount of $1,481,854. That amount is based on two type of repurchase rights exercisable at the option of the stockholder. The first type requires a repurchase at the market-trading price at date of issuance plus a premium increasing in time from 25% to 75%. The second type requires a repurchase at prices increasing in time from $2.50 to $3.25.

ii)

The Company realized in 2002 that these redeemable shares must be presented outside the stockholders' equity and must be valued at their redemption amount.  The financial statements of the year ended September 30, 2001 have been modified as follows: increase in redeemable capital stock by $1,959,013 and decrease in stockholders' equity by $1,959,013; the opening stockholders' equity would have been lower by $924,075, and the same amount presented as redeemable shares.

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

The Lac Doré Vanadium/Titanium Project is located in the Province of Quebec, Canada.

The Kelsey Lake Diamond Mine is located on the Colorado, USA and Wyoming, USA border.

At September 30, 2002, the accumulated expenditures incurred by the Company on mineral properties and exploration expenditures totaled $6,563,801 (2001 - $3,985,325).

9.	Kelsey Lake Diamond Mine

[a]	Sale of Kelsey Lake Diamond Mine

On September 11, 2000, the Company undertook to re-evaluate the diamond processing operations and adopted a formal plan to dispose of the Kelsey Lake Diamond Mine which has been acquired on April 14, 2000.

9.	Kelsey Lake Diamond Mine (continued)

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

10.	Experts Conseils Dermond Inc. (continued)

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

As the Company operates in a specialized industry and in several tax jurisdictions, its income is subject to various rates of taxation. Major items causing the Company's income tax rate to differ from the Canadian combined federal and provincial rate of 38% to which are subject the majority of its operations, were as follows:

	2002	2001

Loss before taxes	$(6,111,574)	$(4,933,244)

Computed "expected" tax recovery	(2,322,398)	(1,874,633)
Increase (reduction) in income taxes resulting from:
Resource allowance deduction	63,668	21,040
Earnings in foreign jurisdiction taxed at different rates	(102,703)	(67,968)
Tax benefits of losses not recognized	1,583,361	1,578,579
Tax loss realized on intercompany transaction	633,300	-
Non-deductible expenses (stock options)	144,772	342,982
	-	-

Income taxes	-	-
Mining duties	(141,000)	-
Total income and mining tax recovery	$(141,000)	$-

11.	Income and mining taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

As at September 30,	2002	2001

Deferred tax assets:

Loss carried forward and exploration expenditures	$2,959,192	$1,791,552
Capital loss carried forward	516,521	158,731
Others	111,414	113,649
Total gross deferred tax assets	3,587,127	2,063,932
Less valuation allowance	(3,587,127)	(2,063,932)

Net deferred tax assets	$-	$-

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

15.	Comprehensive loss

	2002	2001	Cumulative From inception on August 23, 1996

Net loss	$(5,970,574)	$(4,933,244)	$(14,686,353)
Unrealized holding loss on marketable securities	371,735	(371,735)	-
Foreign currency translation adjustment	40,431	(12,833)	22,899

Comprehensive loss	$(5,558,408)	$(5,317,812)	$(14,663,454)

16.	Reclassifications and modifications to previously issued financial statements

Subsequent to the date of the independent accountant's report, the Company concluded that:

(a)           the balance of redeemable capital stock at September 30, 2002, and 2001, should have been higher by $362,500 and $237,750, respectively, with a corresponding decrease in the Additional paid-in capital. Such amounts have been reclassified in the present financial statements.

(b)          145,000 warrants and 5,297,669 options issued and outstanding as of September 30, 2002, were void due to lack of appropriate corporate authorization and that consequently the data related to the Company's stock option plans and awards of stock warrants previously disclosed should have presented significantly less options outstanding.

(c)          the marketable securities considered available-for-sale as of September 30, 2001, should have been marked to market resulting in a write-down of $371,735 which has been charged to Other comprehensive loss with a corresponding decrease in the carrying value of these marketable securities.

(d)          the Company should present as one amount under Additional paid-in capital the amounts previously shown separately as Paid-in capital, Stock options, and Contributed surplus; there is no substantive difference between such accounts.

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

10.1

Employment Agreement between Experts Conseils Dermond inc. and Jacquelin Dery, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.2

Royalty Agreement between the Company and Jacquelin Dery, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.3

Employment Agreement between Experts Conseils Dermond inc. and Lauren Mondou, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.4

Royalty Agreement between the Company and Lauren Mondou, dated February 12, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.5

Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

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

10.11

Letter Agreement dated June 18, 2002 between McKenzie Bay Resources Ltd. and SOQUEM Inc. amending Option and Joint Venture Agreement dated August 31, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference. reference..

21.1	Subsidiaries. Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

99.1	Lac Doré Feasibility Study - Executive Summary. Previously filed as an exhibit to the Company's Form 10-SB/A (Amendment No. 2) filed on August 28, 2002, and incorporated herein by reference.

99.2

Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

* Management contract or compensatory plan or arrangement

-ii-