Form 10QSB/A
period 2002-12-31
MCKENZIE BAY INTERNATIONAL
filed 2003-07-09
CIK 1144216

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

MCKENZIE BAY INTERNATIONAL, LTD.
INDEX TO FORM 10-QSB

-i-

PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements.

MCKENZIE BAY INTERNATIONAL, LTD.
FIRST QUARTER INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(Amounts stated in US dollars)

	December 31, 2002	September 30, 2002
		(Restated)
ASSETS
Current:
Cash and cash equivalents	$11,477	$45,325
Marketable securities	83,465	83,501
Inventories	-	19,562
Accounts receivable	191,443	186,961
Prepaid expenses and deposits	151,180	172,057
	437,565	507,406
Reclamation cash bond	338,685	338,685
Capital assets	80,995	84,577
Goodwill	146,972	146,972
	$1,004,217	$1,077,640

LIABILITIES & STOCKHOLDERS' EQUITY
Current:
Bank indebtedness	$46,710	$47,441
Accounts payable and accrued liabilities	1,032,183	583,378
Current portion of long-term debt	36,156	36,156
	1,115,049	666,975
Long-term debt	880,673	888,304
Reclamation and closure liabilities	250,000	250,000

Redeemable capital stock	1,388,693	1,481,854

Stockholders' equity (deficiency in assets):
Capital stock (note 3) 75,000,000 common stock authorized, at $0.001 par value 23,573,740 common stock issued and outstanding	21,993	21,607
Additional paid in capital (note 3)	14,307,938	13,618,367
Accumulated deficit	(16,970,167)	(15,872,366)
Accumulated other comprehensive income	10,038	22,899
	(2,630,198)	(2,209,493)
Subsequent event (note 7)
	$1,004,217	$1,077,640

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL, LTD.
CONSOLIDATED STATEMENT OF LOSS
(Unaudited)
(Amounts stated in US dollars)

Cumulative from inception on August 23, 1996
Three months ended December 31,
2002	2001
		(Restated)

Revenue	$21,681	$-	$34,506

Expenses:
Research, development and exploration	280,370	828,828	6,844,171
Reorganization costs	-	-	102,914
Wages and benefits	89,606	133,526	1,030,466
General administration	38,657	132,082	1,004,846
Management salaries	340,903	76,399	1,896,210
Advertising, promotion and travel	36,764	33,322	704,853
Professional fees	332,460	22,377	1,074,535
Amortization	5,320	7,324	375,802
Interest on long-term debt	1,622	2,432	70,614
	1,125,702	1,236,290	13,104,411

Loss before other income	(1,104,021)	(1,236,290)	(13,069,905)
Write-down of assets	-	(11,700)	(1,626,821)
Write-off of incorporation and reorganization costs	-	-	(49,137)
Write (down) up of marketable securities	3,779	-	(1,067,704)
Bad debt recovery	1,678	-	1,678
Gain (loss) on sale of marketable securities	632	-	(137,536)
Interest income	131	2,689	24,271

Net loss before income and mining taxes	(1,097,801)	(1,245,301)	(15,925,154)
Mining tax recovery	-	-	141,000
Net loss	$(1,097,801)	$(1,245,301)	$(15,784,154)

Comprehensive loss	$(1,110,662)	$(1,205,052)	$(15,774,116)

Loss per share	(0.05)	$(0.06)

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Amounts stated in US dollars)

Cumulative from inception on August 23, 1996
Three months ended December 31,
2002	2001
		(Restated)	(Restated)
Cash flows from (used in) operating activities:
Net loss	$(1,097,801)	$(1,245,301)	$(15,784,154)
Items not affecting cash:
Amortization	5,320	7,324	375,802
Expenses settled through issuance of common stock	-	-	1,442,670
Capitalized interest on convertible notes payable	-	-	2,571
Reclamation and closure costs	-	-	250,000
Write-down of assets	-	11,700	1,626,821
Write-down (up) of marketable securities	(3,779)	-	1,067,704
Write-off of incorporation and reorganization costs	-	-	49,137
Gain (loss) on sale of marketable securities	(632)	-	137,536
Stock-based compensation	298,482	-	1,617,345
Net change in non-cash working capital related to operations:
Accounts receivable	(15,782)	(83,260)	(169,946)
Inventories	19,562	-	-
Prepaid expenses and deposits	20,877	58,220	(100,696)
Accounts payable and accrued liabilities	448,805	680,119	1,138,475
	(324,948)	(571,198)	(8,346,735)

Financing activities:
Increase (decrease) in bank indebtedness	(731)	-	46,710
Decrease in convertible notes payable	-	-	23,055
Repayment of long-term debt	(7,631)	(7,901)	61,470
Receipt of repayable government assistance	-	-	855,359
Proceeds from sale of common stock	309,614	111,850	11,339,618
Redemption of redeemable capital stock	-	-	(37,500)
Purchase of common stock for treasury	-	(4,369)	(149,622)
	301,252	99,580	12,139,090

(See accompanying notes)

MCKENZIE BAY INTERNATIONAL, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Amounts stated in US dollars)

Cumulative from inception on August 23, 1996
Three months ended December 31,
2002	2001
		(Restated)	(Restated)
Investing activities:
Purchase of marketable securities	$-	$-	$(1,767,835)
Proceeds - sale of marketable securities	4,447	-	479,130
Purchase of reclamation cash bond	-	-	(338,685)
Purchase of capital assets	(1,738)	(11,700)	(2,050,471)
Incorporation and reorganization costs	-	-	(81,769)
Business acquisition - Dermond	-	-	(31,286)
	2,709	(11,700)	(3,790,916)

Effect of foreign currency exchange rate changes on cash and equivalents	(12,861)	(617)	10,038

Net increase (decrease) in cash and cash equivalents	(33,848)	(483,935)	11,477
Cash and cash equivalents, beginning of period	45,325	654,186	-
Cash and cash equivalents, end of period	$11,477	$170,251	$11,477

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

2.          Accounting policies (continued)

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

[b]     Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, McKenzie Bay Resources Ltd., Great Western Diamond Company, DERMOND INC. and a 62.5% interest in Ptarmigan Energie Inc.

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

ii)          Redeemable capital stock

Due to an error in redeemable capital stock, the Company restated its September 30, 2002 balance sheet as follows: increase in redeemable capital stock and decrease in additional paid in capital by $362,500.

3.          Capital stock

Authorized -
          75,000,000 common stock, par value $0.001 per share

Issued -

	Shares	Common stock	Additional paid in capital	Total (Restated)
Balance, beginning of quarter (restated)	23,177,640	$21,689	$13,767,907	$13,789,596
Common stock issued for:
Cash	273,100	273	186,341	186,614
Exercise of warrants	123,000	123	122,877	123,000
Stock options, compensation	-	-	298,482	298,482
Expiry of redemption rights	-	-	93,161	93,161
	23,573,740	22,085	14,468,768	14,490,853
Less treasury stock at cost	92,000	92	160,830	160,922

Balance, end of quarter	23,481,740	$21,993	$14,307,938	$14,329,931

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

3.          Capital stock (continued)

(ii)

Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant, all options expire 10 years after the date of grant.

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

The following table contains information with respect to all options granted by the Company (note 7):

	Shares	Weighted average exercise price US$/share

Options outstanding, September 30, 2002	3,335,000	$1.09
Granted	910,417	1.07
Options outstanding, December 31, 2002	4,245,417	$1.08

          The following table contains information with respect to all options granted by the Company:

	Outstanding options		Exercisable options
	Shares	Weighted average price US$/share	Shares	Weighted average price US$/share

$0.66	300,000	$0.66	-	-
$1.00	2,995,417	1.00	2,545,417	$1.00
$1.00-$1.50	900,000	1.39	500,000	1.38
$3.00	50,000	3.00	50,000	3.00

3.          Capital stock (continued)

As at December 30, 2002, the following are outstanding:

[a] Stock warrants

Number of warrants
(Restated)

Outstanding at beginning of period	2,719,095
Issued during the period	226,225
Exercised during the period	(123,000)

Outstanding, December 31, 2002	2,822,320

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

[c]     Redeemable capital stock

938,557 common shares of the Company have certain rights attached permitting the holder to require the Company to repurchase these shares. Pertaining to subscription agreements, if stockholders decide to exercise their rights, the Company would be obligated to pay, as at December 31, 2002 or gradually over the next three years a maximum amount of $1,388,693. This amount is based on two types of repurchase rights exercisable at the option of the stockholder. The first type requires a repurchase at the market-trading price at date of issuance plus a premium increasing in time from 25% to 75%. The second type requires a repurchase at prices increasing in time from $2.50 to $3.25.

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

6.  Reclassification

The Company modified the data related to its stock option plans and awards of stock warrants resulting in significantly less options outstanding as discussed under note 7. The Company presents as one amount under Additional paid in capital the amounts previously shown separately as Paid in capital, Stock options and Contributed surplus; there is no substantive difference between such accounts.

7.  Subsequent Event

Subsequent to December 31, 2002, the Company determined that 240,000 warrants and 5,395,969 options issued and outstanding were void due to lack of appropriate corporate authorization. Accordingly, the balance of options and warrants outstanding has been adjusted and an amount of $146,573 has been reclassified from additional paid in capital to accumulated deficit.

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

Item 2.  Recent Sales of Unregistered Securities.

          During its fiscal quarter ending December 31, 2002, the Company issued and sold the following unregistered securities:

          On October 1, 2002, the Company issued 123,00 shares of common stock to one individual upon conversion of 123,000 outstanding warrants in the amount of $123,000 (US).

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

          On December 2, 2002, the Company issued 13,889 shares of common stock and warrants to purchase an additional 13,889 shares of common stock to two individuals in the amount of $12,500 (US). The warrants are exercisable until December 2, 2004 and have an exercise price of $2.00 (US) per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereunder. All recipients of such securities either received adequate information about the Company or had access, through employment or other relationships, to such information.

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

          On December 6, 2002, the Company issued options to purchase 660,417 shares of common stock to directors and officers of the Company in exchange for services rendered to the Company as directors and/or employees. The options are exercisable until September 30, 2007 (in the case of 350,000 options) or until September 30, 2012 (in the case of 310,417 options) and have an exercise price of $1.00 (US) per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereunder. All recipients of such securities either received adequate information about the Company or had access, through employment or other relationships, to such information.

          On December 20, 2002, the Company issued 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock to one individual and one trust in the amount of $18,000 (US). The warrants are exercisable until December 20, 2004 and have an exercise price of $2.00 (US) per share.

          During its fiscal quarter ending December 31, 2002, the Company issued options to acquire 98,300 shares of common stock and warrants to acquire 95,000 shares of common stock to 10 individuals and one entity as consideration for their purchase of shares of the Company's common stock on the open market. The Company had determined that these options and warrants are void due to lack of appropriate corporate authorization and therefore are no longer considered issued and outstanding. See note 7 to the Company's unaudited consolidated financial statements included in this Form 10-QSB.

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

99.2

Certification of Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

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

McKENZIE BAY INTERNATIONAL, LTD.

Date: July 8, 2003	By:	/s/ Gary L. Westerholm
Gary L. Westerholm President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

Date: July 8, 2003	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

CERTIFICATION

I, Gary L. Westerholm, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A (Amendment No. 1) of McKenzie Bay International, Ltd.;

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

Date: July 8, 2003	/s/ Gary L. Westerholm Gary L. Westerholm President and Chief Executive Officer

CERTIFICATION

I, Gregory N. Bakeman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A (Amendment No. 1) of McKenzie Bay International, Ltd.;

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

99.2

Certification of Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

-ii-