Form 10QSB
period 2003-06-30
MCKENZIE BAY INTERNATIONAL
filed 2003-08-19
CIK 1144216

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 _____________

                                  FORM 10-QSB

                                   (Mark One)

           [ X ]   Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2003 or

           [    ]  Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from                 to

                       Commission File Number: 000-49690


                        MCKENZIE BAY INTERNATIONAL, LTD.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                               51-0386871
      (State or Other Jurisdiction of
       Incorporation or Organization)   (IRS Employer Identification No.)

              975 Spaulding Grand Rapids, Michigan           49546
             (Address of Principal Executive Offices)    (Zip Code)

                                 (616) 940-3800
                (Issuer's Telephone Number, Including Area Code)

As of August,14 2003, the registrant had outstanding 24,441,758 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes       No X

=====================================================================

                        MCKENZIE BAY INTERNATIONAL, LTD.

                              INDEX TO FORM 10-QSB

                                                               Page Number
Part I. Financial Information

Item 1. Financial Statements                                            1
        Condensed Consolidated Balance Sheets as of June 30, 2003
        and September 30, 2002, as restated                             1

        Consolidated Statements of Loss for the three and
        nine months ended June 30, 2003 and 2002, as restated           2

        Consolidated Statements of Cash Flows for the nine months
        ended June 30, 2003 and 2002                                    4

       Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis or Plan of Operation     15
Item 3.  Controls and Procedures                                       17

Part II.  Other Information

Item 1.  Legal Proceedings                                             17
Item 2.  Changes in Securities                                         17
Item 6.  Exhibits and Reports on Form 8-K                              18

Signatures                                                             20
Certifications                                                         21


 PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.



                        MCKENZIE BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts stated in US dollars)


                                                                 June 30,      September 30,
                                                                   2003            2002
                               ASSETS                          -----------    -------------
Current:                                                        (Unaudited)    (Restated)

        Cash and cash equivalents                             $     74,109    $     45,325
        Marketable securities                                            -          83,501
        Accounts receivable                                        300,396         186,961
        Inventories                                                      -          19,562
        Prepaid expenses and deposits                               33,166         172,057
                                                                 ----------    ------------
                                                                   407,671         507,406
Reclamation cash bond                                              338,685         338,685
Capital assets                                                      77,967          84,577
Goodwill(note 3)                                                         -         146,972
                                                                ------------   ------------
                                                              $    824,323    $  1,077,640
                                                                ============   ============
LIABILITIES & DEFICIENCY IN ASSETS
Current:
        Bank indebtedness                                     $     49,135     $    47,441
        Accounts payable and accrued liabilities                 1,730,855         583,378
        Current portion of long-term debt                           36,156          36,156
        Notes payable to director                                  200,000               -
                                                                ------------   ------------
                                                                 2,016,146         666,975
Long-term debt                                                   1,089,476         888,304
Reclamation and closure liabilities                                250,000         250,000
Other long-term liabilities                                         66,000               -

Redeemable capital stock                                           866,983       1,481,854

Deficiency in assets:
Capital stock (note 4) -                                            22,823          21,607
     75,000,000 common stock authorized,
     at $0.001 par value 24,403,857
     common stock issued and outstanding
     (23,177,640 on September 30, 2002)
Additional Paid in capital (note 4)                             15,586,935      13,618,367
Accumulated deficit                                            (18,955,759)    (15,872,366)
Accumulated other comprehensive income                            (118,281)         22,899
                                                                ------------   -------------
                                                                (3,464,282)     (2,209,493)
                                                                ------------   -------------
                                                              $    824,323     $ 1,077,640
                                                                ============   =============

(See accompanying notes to condensed consolidated financial statements)


                        MCKENZIE BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)
                         (Amounts stated in US dollars)

                                                                                          Cumulative
                                  Three months ended               Nine months ended         from
                                        June 30,                       June 30,           inception  on
                                   2003            2002           2003         2002       August 23,1996
                               ----------      -----------      ---------    ----------   --------------
                                                (Restated)                 (Restated)

Revenue                         $       -      $         -    $         -    $        -    $    12,825
                               -----------     ------------    -----------   ----------    ------------
Expenses:
  Research, development
    and exploration               508,561          358,030        870,369     2,128,791      7,434,170
  Reorganization cost                   -                -              -             -        102,914
  Wage and benefits                36,641           68,318        181,311       351,332      1,122,171
  General administration           59,867          138,817        290,163       435,889      1,256,352
  Management salaries             164,141          165,032        646,045       409,273      2,201,352
  Advertising, promotion
   and travel                     111,033           66,079        204,428       149,480        872,517
  Professional fees               143,845           91,075        724,799       194,861      1,466,874
  Amortization                      5,716            7,259         16,825        21,801        387,307
  Interest and bank charges        15,915            2,571         15,915         2,572         63,691
  Interest on long-term debt        1,186            2,037          4,215         6,705         25,431
                              ------------      ----------    -----------    -----------   ------------
                                1,046,905          899,218      2,954,070     3,700,704     14,932,779
                              ------------      ----------    -----------    -----------   ------------

Operating loss                 (1,046,905)        (899,218)    (2,954,070)   (3,700,704)   (14,919,954)
Write-down of assets                    -          (16,464)             -       (28,164)    (1,626,821)
Write-off of incorporation and
reorganization cost                     -               -               -            -        (49,137)
Write down of marketable
securities                              -         (79,000)        (32,731)     (837,468)    (1,104,214)
Gain(Loss) on sale of
marketable securities               7,481           5,999             140      (142,145)      (138,028)
Interest income                     2,098             129           3,706         2,964         27,846
                              ------------     ----------      -----------    -----------   -----------

Net loss before mining tax
and cumulative effect of
change in accounting
principle for SFAS 142         (1,037,326)       (988,544)      (2,982,955)  (4,705,517)   (17,810,308)

Mining tax recovery                13,927               -           52,991            -        193,991
                              ------------      ----------      -----------   -----------   ------------
Net loss before cumulative
effect of change in
accounting principle for
SFAS 142                       (1,023,399)       (988,554)      (2,929,964)  (4,705,517)   (17,616,317)

Cumulative effect of change
in accounting principle for
SFAS 142                               -                -         (146,972)           -       (146,972)
                              ------------     -----------     ------------    -----------  -----------
Net Loss                    $  (1,023,399)    $  (988,554)    $ (3,076,936) $(4,705,517)  $(17,763,289)
                              ============    ============    =============    ===========  ===========
Basic loss per share: Net
 loss before cumulative
 effect of change in
 accounting principle        $    (0.04)     $     (0.05)     $     (0.12)  $     (0.22)
Cumulative effect of change
in accounting principle               -                -            (0.01)            -
                              -------------   -------------    -------------  -------------
Net Loss                     $    (0.04)    $      (0.05)     $     (0.13)  $     (0.22)
                              =============   =============    =============  =============

Weighted average shares
outstanding                   24,341,914       21,352,437        23,916,382     21,183,697

(See accompanying notes to condensed consolidated financial statements)



                        MCKENZIE BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Amounts stated in US dollars)

                                                                       Cumulative
                                             Nine months ended            from
                                                   June 30,           inception  on
                                              2003          2002      August 23,1996
                                          ------------   ----------- -----------------
                                                         (Restated)
Cash flows used in operating activities
    Net loss                              $ (3,076,936) $ (4,705,517)  $ (17,763,289)
   Items not affecting cash:
     Cumulative effect of change
      in accounting principle                  146,972             -         146,972
    Amortization                                16,825        21,801         387,307
    Expenses settled through issuance of
      common stock                             286,518             -       1,729,188
    Capitalized interest on convertible
      notes payable                                  -         2,571           2,571
    Reclamation and closure cost                     -             -         250,000
    Write-down of assets                             -        28,164       1,626,821
    Write-down of marketable securities         32,731       837,468       1,104,214
    Write-off of incorporation and
      reorganization costs                          -              -          49,137
   (Gain) Loss on sale of marketable
      securities                                  (140)      142,145         138,028
    Stock-based compensation                   324,614       260,790       1,643,477
Changes in operating assets and liabilities:
   Accounts receivable                        (149,648)       37,798        (303,812)
   Inventories                                  19,562             -               -
   Prepaid expenses and deposits               138,891        23,929          17,318
   Accounts payable and accrued liabilities  1,241,150       887,693       1,930,820
                                           -------------   -----------     ------------
Net cash used in operating activities       (1,019,461)   (2,463,158)     (9,041,248)
                                           -------------   -----------     ------------
Cash flows from Financing activities:
   Increase in notes payable                   200,000             -         200,000
   Increase in bank indebtedness                 1,694             -          49,135
   Increase in convertible notes payable             -             -          23,055
   Issuance of long-term debt                        -        45,000         137,435
   Repayment of long-term debt                 (26,785)      (24,293)        (95,119)
   Receipt of repayable government assistance   77,259       889,244         932,618
   Proceeds from sale of common stock          748,399       846,191      11,778,403
   Redemption of redeemable capital stock            -             -         (37,500)
   Purchase of common stock for treasury             -        (4,369)       (149,622)
                                           ------------    -----------    ------------
Net cash provided by financing activities    1,000,567     1,751,773      12,838,405

Cash flows used in investing activities:
  Purchase of marketable securities                 -              -      (1,767,835)
  Purchase of reclamation cash bond                 -              -        (338,685)
  Purchase of fixed assets                    (11,080)       (29,999)     (2,059,813)
  Proceeds on sale of marketable
    securities                                 50,910        430,060         525,593
  Incorporation and reorganization cost             -              -         (81,769)
  Business acquisition                              -        (31,286)        (31,286)
                                          ------------    -----------    -------------
Net cash used in investing activities          39,830        368,775      (3,753,795)
                                          ============    ===========    ==============
Effect of foreign currency
  exchange rate changes on cash and
  cash equivalents                              7,848         39,714          30,747
                                          ------------    -----------    --------------

Net increase (decrease) in cash and
cash equivalents                               28,784       (382,324)         74,109

Cash and cash equivalents, beginning
  of period                                    45,325        654,186               -
                                           -----------     -----------    -------------
Cash and cash equivalents end of period   $    74,109      $ 271,862      $   74,109

Supplemental non-cash financing activities
Issuance of common stock in lieu of
requiring company to repurchase redeemable
capital stock                             $    29,799     $       -      $    29,799
                                            ===========    ==========      ============

(See accompanying notes to condensed consolidated financial statements)

                        MCKENZIE BAY INTERNATIONAL, LTD.
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 2003
           (Amounts stated in US dollars unless indicated otherwise)

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

The Company incurred significant losses over the past several years, has a working capital deficiency of $1,608,475 and a deficiency in assets of $3,464,282 at June 30, 2003. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. Although management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term, it is unable to disclose firm commitments as of the date of these financial statements.

As discussed in note 4, the Company is obligated to repurchase shares, at the option of the holders, for an amount of $866,983. If this occurs, the Company's future would be uncertain.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

(b) Consolidation

These condensed consolidated financial statements include the activities of the Company and its wholly-owned subsidiaries, McKenzie Bay Resources Ltd., Great Western Diamond Company, DERMOND INC. and a 62.5% interest in Ptarmigan Energies Inc.

(c) New accounting pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company has adopted the requirements of the Interpretation.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the requirements of the Statement.

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

In October 2001, the Financial Accounting Standards Board issued "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company's adoption of SFAS 144 on October 1, 2002 did not have a material effect on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, to address the balance sheet classification of certain financial instruments that have characteristics of both liabilities and equity. The company does not expect that this pronouncement will have a material effect since Redeemable Capital Stock is already classified as a balance sheet item.

In July 2001, the Financial Accounting Standards Board finalized FAS 143, "Accounting for Assets Retirement Obligations", which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. Retirement obligations associated with long-lived assets included within the scope of FAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are included in the scope of the standard abandonment or sale of a long-lived asset. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is credited to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted the requirements of the statement.


(d) Restatements

   (i) Stock-based compensation plan.

       In 2002, the Company corrected previously filed financial statements to apply the provisions of SFAS 123 and/or APB No. 25, as the case may be. Accordingly, the prior periods financial statements were corrected by an increase in net loss by $83,126 ($0.00) per Common Share) for the three months ended June 30, 2002 and $260,790($(0.01) per Common Share) for the nine months ended June 30, 2002.

  (ii) Redeemable capital stock

       Subsequent to its September 30, 2002 financial statements, the Company realized that its redeemable capital stock schedule contained errors and, in order to correct the situation, had to increase that balance of the redeemable capital stock for 2002 by $362,500 with a corresponding decrease of the additional paid in capital.

3.      Goodwill and other intangible assets

Effective October 1, 2002 the Company adopted SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 was issued by the FASB in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. The Company's adoption of this standard did not have any effect on our accounting for prior business combinations.

SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

The Company has completed their SFAS 142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $146,972 associated with the fiscal 2002 acquisitions of DERMOND INC. should be reduced to $0. The fair value of the reporting unit (DERMOND INC.) was determined using the present value of expected future cash flows and other valuation measures.

The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss for the nine-month period ended June 30, 2003. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The impact on the three-month period ended December 31, 2002 is as follows:

3.  Goodwill and other intangible assets (continued)

                               Three months ended December 31, 2002
                             Net income (loss)     Basic loss per share
                            ------------------     -------------------
Reported net Loss              $(1,097,801)              $(0.05)
Less:  Impairment charge          (146,972)               (0.01)
                            -----------------      -------------------
Adjusted net loss              $(1,244,773)              $(0.06)
                            ----------------       -------------------

4.      Capital stock

Authorized -    75,000,000 common stock, par value $0.001 per share

Issued -

                               Shares          Common           Additional
                                               stock           paid in capital     Total
                              ----------     ----------      ----------------    ----------
Balance, September 30, 2002    23,177,640    $   21,689      $   13,767,907    $  13,789,596
Common stock issued for:
  Cash                            273,100           273             186,341          186,614
  Exercise of warrants            123,000           123             122,877          123,000
Stock options, compensation             -             -             298,482          298,482
Expiry of redemption rights             -             -              93,161           93,161
                              -----------    -----------     ----------------    ------------
Balance December 31, 2002
(restated)                      23,573,740       22,085          14,468,768       14,490,853
Common stock issued for:
   Cash and other                   37,079           37              46,929           46,966
   Exercise of warrants            515,238          515             422,031          422,546
Stock options, compensation             -             -              19,748           19,748
Expiry of redemption rights             -             -             226,811          226,811
                               -----------    -----------     --------------     ------------
Balance, March 31, 2003         24,126,057        22,637         15,184,287       15,206,924
Common stock issued for:
 Expenses and accounts payable
 settled through issuance
 of common stock                   270,000           270            279,080          279,350
Exercise of warrants                 7,800             8              6,232            6,240
Stock options, compensation              -             -             13,066           13,066
Expiry of redemption rights              -             -            265,100          265,100
                               -----------    -----------     --------------     ------------
Balance, June 30, 2003          24,403,857        22,915         15,747,765       15,770,680
Less treasury stock at cost       (92,000)           (92)          (160,830)        (160,922)
                               -----------      ---------        ------------    -------------
Balance, June 30, 2003          24,311,857    $   22,823     $   15,586,935    $  15,609,758
                               ===========      ==========       ============    =============

During the quarter ended June 30, 2003, the Company determined that 240,000 warrants and 5,395,969 options issued and outstanding were void due to lack of appropriate corporate authorization. Accordingly, the balance of options and warrants outstanding has been adjusted and an amount of $143,573 has been reclassified from additional paid in capital to accumulated deficit.


Share-based incentive plans

As of June 30, 2003, the Company has the following three stock-based incentive plans. Each plan permits the issuance of up to 2,500,000 options.

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the grant date. All options expire no later than ten years from the grant date. If an option is granted to an employee who owns 10% or more of the Company's voting stock, the purchase price of each share shall be 110% of the fair market value on the grant date and the expiration date shall not exceed five years after the grant date.

Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the grant date. All options expire ten years after the date of grant.

Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms up to ten years at an exercise price as determined by the administrator on the grant date.

The following tables contain information with respect to all options granted by the Company:

                                                                   Weighted average
                                                     Shares      exercise price per share
                                                    ------------ ------------------------
Options outstanding, September 30, 2002 (restated)    3,335,000         $1.09
        Granted                                         910,417         $1.07
                                                    -----------   -----------------
Options outstanding, December 31, 2002                4,245,417         $1.08
        Granted                                         508,500         $1.38
                                                    -----------   -----------------
Options outstanding, March 31, 2003                   4,753,917         $1.32
        Granted                                         300,000         $1.00
        Expired                                        (100,000)        $1.50
                                                    -----------   -----------------
Options outstanding, June 30, 2003                    4,953,917         $1.29
                                                    ===========   =================

                      Outstanding options                     Exercisable options
               ------------------------------             --------------------------
                                     Weighted                            Weighted
                shares        average price per share     Shares    average price per share
              -------------  ------------------------    --------   -----------------------
$0.74           300,000         $  0.74                        -     $     -
$1.00           3,345,417          1.00                 2,605,417        1.00
$1.30 - $1.50   1,250,000          1.39                   850,000        1.43
$2.00 - $3.00      58,500          2.85                    58,500        2.85


(a)     Stock warrants
        As at June 30, 2003, the following warrants are outstanding:

                                                     Number
                                                 of warrants
                                                   (Restated)
                                                 -------------
Outstanding, September 30, 2002                    2,719,095
Issued during the quarter                            226,225
Exercised during the quarter                       (123,000)
                                                   ---------
Outstanding, December 31, 2002                     2,822,320
Issued during the quarter                              7,937
Exercised during the quarter                       (515,238)
Expired during quarter                             (638,094)
                                                  ----------
Outstanding, March 31, 2003                       1,676,925
Issued during the quarter                                 -
Exercised during the quarter                        (7,800)
Expired during the quarter                        (387,201)
                                                  ----------
Outstanding, June 30, 2003                        1,281,924
                                                  =========

The warrants outstanding can be exercised at prices ranging from $1.00 to $3.00 with a significant number of the warrants having an exercise price equal to the five-day moving average trading price for the stock less 20%. The expiration dates of the warrants range from November 29, 2003 to February 14, 2005.

(b)     Redeemable capital stock

The Company has 622,157 common shares outstanding that have certain rights attached permitting the holder to require the Company to repurchase these shares. If all of the stockholders exercise their rights, the Company would be obligated to pay, as of June 30, 2003 or gradually over the next three years, a maximum amount of $866,983. This amount is based on two types of repurchase rights exercisable at the option of the stockholder. The first type requires a repurchase at the market-trading price at date of issuance plus a premium increasing in time from 25% to 75%. The second type requires a repurchase at prices increasing in time from $2.50 to $3.25.

5.      Kelsey Lake Diamond Mine

The Company is actively seeking a partner or purchaser to take over the Kelsey Lake mine. If the Company is unable to find a partner or purchaser in 2003, Great Western Diamond Company intends to close the Kelsey Lake mine permanently and initiate mine reclamation.

6.      Comprehensive loss


                                                                                    Cumulative
                             Three months ended              Nine months ended         from
                                  June 30,                       June 30,           inception  on
                             2003            2002           2003         2002       August 23,1996
                         ----------      -----------      ---------    ----------   --------------
                                          (Restated)                  (Restated)

Net loss                $ (1,023,399)  $  (988,554)    $ (3,076,936)  $(4,705,517)    $(17,673,289)
                         ------------  ------------     ------------- ------------- ----------------
Unrealized holding
loss on marketable
 securities                        -              -               -    $   371,375    $          -

Foreign currency
 translation adjustment $   (65,316)   $   (56,656)    $   (141,180)    $   (57,596)  $   (118,281)
                         ------------   -----------     -------------  ------------   -------------
Comprehensive loss      $(1,088,715)   $(1,045,210)    $ (3,218,116)    $(4,391,738)  $(17,791,570)
                        =============  ============    ==============  ============   =============

7.      Net loss per common share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:


Computation of net loss      Three Months ended June 30      Nine Months ended June 30
per common share                  2003         2002            2003           2002
-----------------------    ------------    --------------    ---------     ----------

Net Loss                  $ (1,023,399)   $   (988,554)     $(3,076,936)  $ (4,705,517)
                          -------------------------------  ---------------------------
Total Weighted Average
  Number of Common
  Shares and Equivalents    24,341,914      21,352,437       23,916,382     21,183,697
                          -------------------------------  ---------------------------
Net Loss per common share $      (0.04)   $     (0.05)      $     (0.13)   $     (0.22)
                          ===============================  ===========================

Fair Value Disclosures

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:



           Three Months Ended June 30,          Nine Months Ended June 30,
               2003        2002                     2003          2002
           ---------------------------          ---------------------------
Net Loss:
As Reported $ (1,023,399)  $   (988,554)           $ (3,076,936) $ (4,705,517)
           ============================          ============================
Pro Forma   $ (1,089,083)  $ (1,053,548)           $ (4,148,132) $ (5,608,537)
           ============================          ============================


                Three Months Ended June 30,        Nine Months Ended June 30,
                   2003        2002                  2003        2002
                 ---------------------------       ---------------------------
Net Loss per share:
 Basic:

  As Reported    $ (0.04)  $  (0.05)             $ (0.13)    $ (0.22)
               ===========================        ============================
  Pro Forma      $ (0.04)  $  (0.05)             $ (0.17)    $ (0.26)
                ==========================        ============================


The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the periods ended June 30, 2003 and 2002, respectively.


                Three Months Ended June 30,        Nine Months Ended June 30,
                   2003        2002                  2003        2002
               ---------------------------       ---------------------------
Stock based
compensation
expense as
reported        $ 13,066     $ 29,742           $   270,343      $ 95,525
              =============================     =============================

Stock based
compensation
expense if
fair value was
used           $ 78,750      $ 94,736           $ 1,341,539     $ 998,545
              ============================      =============================

8.      Related party transactions

During the quarter ended June 30, 2003, the Company retained a law firm to perform legal services for the Company at a total cost of $4,350 for services for the three months ended June 30, 2003 ($74,164 for the nine months ended June 30, 2003). A Director for the Company is a partner in that law firm. The transactions were valued at the exchange amount, which is the amount of consideration agreed to by the related parties. As of June 30, 2003 an amount of $42,018 resulting from these transactions is included in accounts payable and accrued liabilities. On May 15, 2003, the Company's Board of Directors approved the cancellation of $17,100 of the amount outstanding at March 30, 2003, in exchange for the issuance of 20,000 of common stock shares to certain principals in the law firm, including the Company's director.

The notes payable listed on the balance sheet are due to a director of the company who is also a significant shareholder. The note is due on demand, unsecured and bear interest at a fixed rate of 10%. Interest is recorded in the quarter ended June 30, 2003 amounted to $ 4,167 and is unpaid at June 30, 2003.

9.      Commitments

A subsidiary company, McKenzie Bay Resources Ltd., has entered into an agreement of the provision of technical consulting services with a third party. The contract calls for a payment of $10,000 per month, increasing annually by 5%, with the contract expiring on February 28, 2007.

The Company and its subsidiaries are parties to employment agreements with certain of their employees. These employment contracts require the Company to pay annual salaries of approximately $620,000 over each of the next three years.

10.     Subsequent events

Subsequent to June 30, 2003, the Company has agreed to provide Warner, Norcross & Judd a 50% lien on the reclamation cash bond that its wholly-owned subsidiary, Great Western Diamond Company, has on deposit with the State of Colorado with payment being made in the event that Great Western Diamond Company be sold and the deposit returned.

Subsequent to June 30, 2003, the Company initiated a private placement offering to raise approximately $5 million. The offering will consist of the sale of common stock of the Company with 1/2 of a warrant attached thereto and will be priced at 90% of the average of the 5 previous day's low asking price at closing. The attached warrants will expire 2-years after the date of subscription and will be priced at the above offering price plus $1.50.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Construction of Sample Product Unit and Demonstration Production Pilot Plant Facilities

        McKenzie Bay Resources anticipates that a Sample Product Unit pilot production (SPU) facility will become operational during the fiscal year ended September 30, 2003. The SPU is planned for sample product production for prospective customers and limited production of high- purity Vanadium chemicals.

        McKenzie Bay Resources will be responsible for the operating costs of the SPU, which are estimated to be $1,700,000 (US) over the two (2) years forecast for SPU operation.

Engineering and site selection for a Demonstration Production Pilot Plant (DPPP) are also expected to begin during the fiscal year ended September 30, 2003. The cost of construction for the DPPP is estimated to be approximately $10 million
(US), which is planned for fiscal year ended September 30, 2004.

  McKenzie Bay Resources will seek financial support from federal and provincial Canadian governmental agencies and senior lending sources. In addition, the Company anticipates that it will offer up to $2.1 million of its common stock during the coming year in a private placement for purposes of funding a portion of the costs of operating and constructing the SPU and DPPP pilot production facilities.

Development of DERMOND INC.

        DERMOND INC. has started engineering and anticipates that it will develop three (3) vertical-axis wind turbine demonstration units, using DERMOND INC. improvements during fiscal year ended September 30, 2003. Total costs for designing and developing the demonstration units prototypes are estimated to be approximately $1,700,000 (US). The Company expects to contribute approximately $430,000 (US) of this amount, with the balance anticipated to be raised through grants, loans and investment by Canadian federal and provincial governmental agencies and private funding sources.

Great Western Diamond Company

        Great Western Diamond will either sell or shut down the Kelsey Lake mine in 2003. Great Western Diamond will use its reclamation bond posted with the state of Colorado to complete reclamation of the property if the mine is shut down.

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

        The Company's and its subsidiaries' cash requirements for administrative costs for the fiscal year ended September 30, 2003 follows (all amounts are in US dollars):

                                  Use                       Amount
                                 -----                 ----------------
Employee salaries                                          $600,000
Professional costs
(includes consultants, outside accountants,
 independent auditors and legal counsel)                   $750,000
General administrative (includes lease obligations,
  travel and other administrative costs)                   $200,000

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

Additional Employees

        Since September 30, 2002, McKenzie Bay Resources has hired a General Manager and a Director of Production and Technical Processes for Lac Dore. The Company does not anticipate that a significant change will occur in its or its subsidiaries' employee base in the next 12 months.

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

        Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, and other periodic reports filed with the Securities and Exchange Commission, some of the factors that could cause actual results to differ from those described in the forward-looking statements include:

-      lack of operating history;

-      projected need for significant capital;

- unavailability of future equity infusions and other financing alternatives, including funding from provincial and governmental sources;

- Failure or delays in further developing proprietary processes or effectively commercializing such processes;

-     failure to patent the Company's proprietary processes;

- existence of competitors with more experience and resources related to the mining of metallurgical ores and the production of high-purity vanadium products;

-     need to obtain and maintain governmental permits and/or approvals;

-     lack of active trading market in the Company's common stock;

- concentration of ownership of the Company's common stock by directors and officers;

- existence of repurchase obligations related to certain shares of the Company's common stock;

-     reliance on the Company's directors, officers and consultants;

- dependence on the success of the pilot production facility and, ultimately, Lac Dore;

- inability to develop new products entering the energy storage market;

-    failure of the high-purity vanadium market to materialize;

- dependence on the market price of high-purity vanadium once a market materializes;

- dilution to current stockholders' interest in the Company if the Company issues additional equity securities and upon the exercise of outstanding options and warrants; and

- operating hazards and risks associated with exploring and developing mineral properties and building and operating refining facilities, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions due to inclement weather and industrial accidents.

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

Item 2.  Changes in Securities.

        Since April 1, 2003, the Company issued and sold the following unregistered securities:

On April 4, 2003, during the quarter, the Company issued 300,000 options to a consultant in exchange for services to be rendered. 50% of the options vests 6 months after the successful commissioning of a Demonstration Production Pilot Plant, the second 50% of the options vest 6 months after the successful commissioning of the Lac Dore refinery. All the options have a $1.00 (US) exercise price and expire 10-years from the date of issuance. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) there under. The recipient either received adequate information about the Company or had access, through relationships, to such information.

        On April 17, 2003, the Company issued 250,000 shares of common stock to SOQUEM Inc. in exchange for SOQUEM's release of its option to acquire 20% of the Lac Dore deposit. The stock value of the transaction was $262,250.

        On April 30, 2003, the Company issued 6,800 shares of common stock to two individuals upon conversion of 6,800 outstanding warrants in the amount of $5,440 (US).

        On May 14, 2003, the Company issued 10,000 shares of common stock to one individual in exchange for the cancellation of $8,550 (US) owed by the Company to this individual.

        On May 14, 2003, the Company issued 10,000 shares of common stock to one individual in exchange for the cancellation of $8,550 (US) owed by the Company to this individual.

        On April 25, 2003, the Company issued 1,000 shares of common stock to one individual upon conversion of 1,000 outstanding warrants in the amount of $800 (US).

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits.  The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit Number           Document
--------------        ---------------

Exhibit 99.1 - Section 906 Certification of Periodic
               Report of the Chief Executive Officer.

Exhibit 99.2 - Section 906 Certification of Periodic
               Report of the Chief Financial Officer.


(ii)      Reports on Form 8-K:

     Our Form 8-K filed April 21 2003-Current report, items 1 ,5, and 7 announcing the following:

     Yves Harvey has resigned from the Board of Directors of McKenzie Bay International, Ltd., April 7, 2003 and,

     Acquisition of SOQUEM Inc. option to acquire a 20% interest in the Lac Dore Vanadium-Titanium Project in exchange for McKenzie Bay Common Shares, April 7, 2003.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        McKENZIE BAY INTERNATIONAL, LTD.

Date:  August 19, 2003        By:/s/ Gary L. Westerholm
                                  President, Chief Executive
                                  Officer and Director(Principal
                                  Executive Officer and duly
                                  authorized signatory for the Registrant)

Date:  August 19, 2003        By:/s/ Gregory N. Bakeman
                                  Treasurer, Chief Financial
                                  Officer and Director (Principal Financial
                                  and Accounting Officer)

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

Date:  August 19, 2003
      /s/Gary L. Westerholm
      ---------------------
      President and Chief Executive Officer

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


Date: August 19, 2003

 /s/  Gregory N. Bakeman
 ------------------------
 Chief Financial Officer