Form 10KSB
period 2003-08-30
MCKENZIE BAY INTERNATIONAL LTD
filed 2004-04-19
CIK 1144216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ________________

                       Commission File Number: 000-49690

                        McKENZIE BAY INTERNATIONAL, LTD.
                 (Name of small Business Issuer in Its Charter)

                                    Delaware
                        (State or Other Jurisdiction of
                   Incorporation or Organization)  51-0386871
                      (I.R.S. Employer Identification No.)

                            975 Spaulding Avenue SE
                             Grand Rapids, Michigan
                    (Address of Principal Executive Offices)
                                     49546
                                   (Zip Code)

                                 (616) 940-3800
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   -

The issuer's revenues for the fiscal year ended September 30, 2003 were $0.

On April 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $32,141,239 computed by reference to the price at which the common equity was sold.

On April 15, 2004, the issuer had outstanding 25,663,575 shares of Common Stock, $0.001 par value.

Transitional small Business Disclosure Format (check one): Yes   No [X]

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Recent Development

On April 6, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP under which Cornell has agreed, subject to our satisfaction of the conditions described below, to purchase from us, from time to time, our common stock for a price of up to $15,000,000. The price per share is to be an amount equal to 99% of the lowest volume weighted average price ("VWAP") of our common stock as quoted by Bloomberg, LP during the five consecutive trading days after we give notice to Cornell of a sale of our shares to Cornell. We may require Cornell to purchase shares having a price of up to $625,000 upon giving notice not less than six trading days prior to the date of the anticipated purchase. Prior to any purchase shares by Cornell, we must have satisfied each of the following conditions:

- Our common stock shall have been authorized for quotation on a principal market such as the OTC Bulletin Board, the NASDAQsm all Cap Market, the American Stock Exchange or similar market;

- We must have deposited the shares of common stock being sold with Cornell's counsel under an Escrow Agreement;

- We must file a registration statement with the SEC in order to register the shares under the Securities Act of 1933 and the registration statement must have been declared effective by the SEC;

- We must have obtained any permits required for the offer and sale of the shares and certain other securities from any state where securities will be sold or have available an exemption therefrom;

- We must have filed in a timely manner all reports, notices and other documents we are required to file under the Securities Exchange Act of 1934;

- Our transfer agent must meet certain eligibility requirements; and

- We must pay certain fees as set forth below.

Although there is no time limit in which we must satisfy the conditions, there can be no assurance that we will be able to satisfy each of them. In addition, based upon certain positions of the Division of Corporation Finance of the SEC, we anticipate that it may be difficult or impossible to register the shares prior to their purchase by Cornell.

If the conditions are satisfied, Cornell's obligation to make purchases under the agreement will terminate 24 months after the date on which the SEC first declares effective our registration statement relating to the shares to be purchased by Cornell.

Under the agreement with Cornell, we have agreed to pay the following

- $15,000 to Cornell's legal counsel for acting as an Escrow Agent in the amount of and an additional $500 upon each purchase by Cornell;

- A payment to Cornell of 5% of each of its purchases;

- 119,984 shares of our common stock as of the date of the Standby Equity Distribution Agreement and an equal number of shares on the date the Registration Statement is effective, equal in total to $540,000.00; and

- A due diligence fee of 2,500.

We have also entered into a Registration Rights Agreement with Cornell under which we have agreed to file a registration statement with the SEC and cause the registration statement to be declared effective by the SEC prior to the first sale of shares to Cornell. We have agreed to maintain the registration statement's effectiveness until Cornell has sold all of its shares included in the registration statement.

We have entered into a Placement Agent Agreement with Spencer Clarke, LLC under which Spencer Clarke agreed to review the terms of the Standby Equity Distribution Agreement and advise us with respect to the terms. Spencer Clarke's fee for these services was $10,000 which we satisfied by the issuance to Spencer Clarke of 4,444 shares of our common stock. We will also pay Spencer Clarke for its services as a placement agent in introducing us to Cornell an amount equal to 10% of the gross proceeds of each purchase of our shares advance of which $25,000 has been paid and the balance shall be paid at the time or times that Cornell purchases shares from us and we will issue to Spencer Clarke warrants to purchase shares of our common stock in an amount equal to 10% of the number of shares sold to Cornell.

Background

Prior to July 2003, we intended to primarily engage in the development of our Lac Dore vanadium deposit in Chibougamau, Quebec. Based upon a market study, undertaken as part of the feasibility study by SNC-Lavalin, dated April 2002, we believe that successful introduction of new vanadium-based bulk-energy storage devices (large batteries) could generate increased demand for vanadium, which may make exploitation of the Lac Dore deposit economically feasible. To date, however, the limited sales growth of vanadium batteries has not generated the demand for vanadium which we anticipated. We cannot forecast when, if ever, any meaningful increase in sales for vanadium based batteries may occur. Except for research and development work on our vanadium refining technology, we have deferred engaging in any material developmental or operational activities in connection with the deposit. In order to retain full rights to the mining claims in the deposit, we must perform and/or fund certain exploration and development-related work as specified by applicable regulations or we must pay a total of approximately $38,000 per year.

Because of our belief in the growing interest in alternative energy generation devices, we have altered our business plan in July 2003 to concentrate on wind powered alternative energy systems.

We do not have the capital to further fund or develop any of our proposed business activities. Although we have been and are currently seeking funding, there can be no assurance that we will receive adequate funding, if any, or that the terms of any such funding will not be unfavorable to us. Other than our agreement with Cornell, which is subject to conditions we may not be able to satisfy, we have not received any commitment for funding. Our ability to engage in the business activities described below is dependant upon our acquisition of significant funds.

We are in a developmental stage and have never realized any meaningful revenues. Our independent auditor has stated in its report dated December 23, 2003 that we have suffered recurring losses and have a deficiency in assets that raise substantial doubt about our ability to continue as a going concern.

We were incorporated in Delaware on August 17, 1998.

Unless the context in this Annual Report otherwise requires, all references in this Annual Report to "our," "us" and "we" refer to McKenzie Bay International, Ltd. and its subsidiaries.

Wind Powered Alternative Energy Systems

Acquisition of Dermond Inc.

On February 12, 2002, we acquired all of the outstanding shares of common stock of Dermond Inc., a Canadian corporation formed in 1996 from Jacquelin Dery and Laurent Mondou. Dermond owned the technology referred to as the Dermond Wind Turbine. The technology relates to improvements to the Darrieus style vertical axis wind turbine, a generator assembly to produce electricity and a self-erecting structure for the wind turbine. The purchase price consisted of:

- The issuance  to each of the sellers of 50,000 shares of our common stock;

- The payment to each of the sellers of CDN$25,000.

In connection with the purchase, we entered into an employment agreement and royalty agreement with each of the sellers. Pursuant to the employment agreements, the sellers are employed as Vice Presidents of Dermond until February 12, 2007, subject to additional periods of one year each unless a party gives requisite notice of termination. Each of the employees is entitled to receive an annual salary of CDN $65,000 (approximately $49,000 U.S. on March 31,
2004) which will increase to CDN $85,000 (approximately $64,000 U.S. on March 31, 2004 ) upon our first sale of a Dermond Wind Generator. As of March 31, 2004, we were approximately CDN $16,400 (approximately $12,375 US on March 31,
2004) in arrears in the payment of salaries to each of Messrs. Dery and Mondou.

Pursuant to the royalty agreements, we will pay each of the sellers a royalty of 1.25% of the net receipts received by us from sales of the Dermond Wind Generator utilizing the technology developed by Dermond. In the event that a Dermond Wind Generator is leased rather than sold, the royalty payable to each of the sellers will be 1.25% of the net lease payment received by us. In the event of the resale or re-lease of the same wind generator, the sellers shall each be entitled to a further such royalty of 1.25%. In the event a Dermond Wind Generator is leased, each of the sellers may elect to receive the royalty in a lump sum upon execution of the lease agreement and payment of the first lease payment. The lump sum royalty will be 1.25% of the then present value of the lease. The royalties will be payable to the sellers on all Dermond Wind Generator sold or leased during the 10-year period commencing with the first sales or lease transaction of a Dermond Wind Generator.

Wind Turbine Technology

Differential heating of the earth's surface by the sun causes large air masses to move continuously about the surface of the earth. The masses move with such velocity that they possess significant amounts of kinetic energy. Wind turbines have been used to convert the kinetic energy of the moving air mass to electricity.

According to the American Wind Energy Association, horizontal axis wind turbines dominate the wind turbine market and are used in more than 95% of wind generating applications around the world. Power production size of horizontal axis wind turbines generally ranges from approximately 1 kilowatt ("kW") to approximately four megawatts ("MW").

The predominant aerodynamic principal employed by wind turbine technologies for operation is lift. As wind attempts to pass by the wind turbine, its blade design causes the wind to accelerate over one surface of the blade, creating a low pressure area on that surface which tends to pull the blade in its direction. Typical wind turbine blade design varies the lift-pulling action over the blade surface causing rotation, the basis for wind power functionality.

Several natural factors affect a wind turbine's production of electricity, including temperature, wind direction consistency and wind speed, the most important turbine performance criteria. Typically, at the same location, wind speeds will be greater as the height from ground level increases. Configured in single to multi-blade propellers, horizontal axis wind turbine design requires the turbines to be elevated into the air to allow propeller rotation. Vertical axis wind turbine designs have historically been primarily ground mounted. Horizontal axis wind turbines' dominance of the market today is based on superior performance from their ability to access higher velocity winds at elevation. A horizontal axis wind turbine, however, must incorporate a "yaw" mechanism, which generally consists of an electric motor that turns the propeller section into the direction of the wind to adjust to shifts in wind direction.

French inventor Georges Jean Marie Darrieus filed the first patent for a modern type of vertical axis wind turbine in France in 1925 and in the United States in 1931. His name is synonymous with the majority of vertical axis wind turbine designs of today which are referred to as "Darrieus" style. Vertical axis wind turbines are very difficult to mount high on a tower to capture the higher level winds. Accordingly, they are usually forced to accept the lower, more turbulent winds and produce less in possibly more damaging winds.

At the onset of the Arab oil embargo in 1973, the U.S. Atomic Energy Commission, a predecessor to the current Department of Energy, asked Sandia National Laboratories, a national United States laboratory devoted to engineering research and development, to investigate and develop alternative energy sources. Sandia's engineers began to look into the feasibility of developing an efficient wind turbine that industry could manufacture. National Research Council Canada shared its development work with Sandia and a North American effort to develop the Darrieus technology began.

In the late 1970's, five companies, including FloWind Corporation, began production, commercialization and installation of modern Darrieus wind turbines, culminating in a fleet of nearly 900 vertical axis wind turbines, primarily located in the Altamont and Tehachapi passes of California, and India. All of the vertical axis wind turbine commercial enterprises have since ceased production. We are not aware of the reasons why production ceased.

Potential Wind Turbine Markets

Approximately 6,868 MW of new wind power capacity was installed worldwide in 2002, increasing generating capacity by 28% and increasing total wind power installation to over 31,000 MW, enough to power 7.5 million average American homes. Global wind power capacity quadrupled over the five-year period from 1998 to 2002, growing from 7,600 MW to more than 31,000 MW. Wind is the world's fastest-growing energy source, with installed generating capacity increasing by an average of 32% annually during that five-year period. Approximately 93% of the additional wind power capacity installed in 2002 was in Europe and the United States, and worldwide, 90% of capacity is in those two regions. Substantially all of the wind energy described above is sold to utilities providing electricity to their customers. In addition to adding supply to a utility grid, which is the primary market for wind generated electricity, we believe that supplying power to off-grid communities and urban, commercial rate paying buildings may constitute potential market opportunities for wind generated power.

The factual data under this sub caption was compiled by the American Wind Energy Association and European Wind Energy Association.

There can be no assurance that our wind turbines, if built, will achieve a meaningful amount of commercial acceptance, if any, in any of the potential markets. Off-Grid (Islands & Remote Access) The prohibitive cost of connecting small, remote communities to a utility grid or, in the case of islands, the lack of a typical power generation resource such as coal or nuclear energy, causes thousands of locations worldwide to be dependent upon diesel and gasoline powered generators for electricity. The fuel, operating and maintenance expenses for these generators are extremely high, causing electricity generating costs to be significantly greater than in urban "in-grid" locations.

A document titled "Le Developpement de l'Energie Eolienne au Quebec" ("the development of wind energy in Quebec") dated April 30, 1998, was presented by Hydro-Quebec at a Quebec Government public hearing on the future of wind energy in May 1998. Hydro-Quebec estimated at that time that the potential world wind/diesel (wind generated electricity with diesel generator backup) market outside Canada was estimated at 25,000 MW, with 11,400 MW of existing diesel installations and 13,000 MW to come.

Wind turbines have been introduced to off-grid communities in various locations around the world. We believe the following sites constitute viable off-grid markets;

- Thousands of island and remote mining, logging and other off grid locations;
- More than 200 Canadian communities;
- Approximately 250 off-grid communities in Alaska.
- Urban User Market

We believe that vertical axis wind turbines have the potential to provide building owners, real estate developers, property managers and other users in urban locations a means to reduce the overall cost of electricity. Based upon information compiled by the U.S. Department of Energy, commercial retail rate users in the U. S. alone consume more than 1.4 million MW of electricity annually.

We further believe that vertical axis wind turbines may provide a cost-effective and efficient alternative power supply in commercial buildings, schools, multistory residential dwellings, light industrial businesses and off-grid areas. In addition, we believe that vertical axis wind turbines may also be suitable for peak shaving and load leveling applications.


 Proposed Products DWT(sm)

Subject to obtaining sufficient funds, we intend to contract with others for the manufacture of prototype vertical axis wind turbines which we refer to as Dermond Wind Turbine or DWT. The DWT has been designed to utilize the following technology which we have included in our patent application which may result in the following:

- Simplification of installation by reducing the number of onsite elevated assembly steps;

- Improvement in quality of workmanship by allowing more "in factory" assembly;

- Reduction in overall cost of installation; and

- Relative ease of installation where certain assembly equipment may be unavailable.

The DWT is presently in the design stage and no prototypes have been built. Accordingly, there can be no assurance that the technology will work as expected or that any DWT will perform to the extent that we anticipate or will be commercially viable. We initially intend to obtain two prototypes in 100 kW configurations during the summer and early fall of 2004. If the prototypes meet our expectations and we obtain the requisite funding, we intend to have DWTs manufactured for commercial introduction. The "wind cage," or blade rotating space, will be approximately 40 feet high and 56 feet wide and is expected to weigh approximately 6,000 pounds. We selected the 100 kW size because the configuration meets our initial market focus on the urban, remote, limited access and extreme climatic environment markets. If we are successful in marketing 100 kW DWTs, we intend to develop DWTs having increased electrical output. We believe that we will require funds of approximately $1.2 million to complete the design stage of the DWT and to obtain two prototypes. If we are able to obtain the funds, we intend to utilize them as follows:

USE REQUIRED FUNDS ANTICIPATED TIME PERIOD FOR USE OF FUNDS

Design Completion               $600,000        2 months
Prototype Construction          $300,000        2 months
Installation and Testing        $300,000        3 months
Marketing and Working Capital   $200,000        2 months

We have received conditional commitments from Canadian governmental agencies for $330,000 in non-refundable grants and loans of $590,000. Because we do not know if we can satisfy the conditions, we do not know if we will receive any of the funds. We have received no commitments for the balance of the requisite funds and there can be no assurance that we will be successful in obtaining those funds. The amount in the table for Marketing and Working Capital will only satisfy our initial requirements. If we do not obtain all of the requisite funds, we will not be able to produce or sell any DWTs.

WindStorsm

We have begun development of an energy system which is intended to integrate and manage DWTs and other electricity generating sources with an energy storage device. We refer to the system as the "WindStor." As is the case with the DWT, because WindStor is presently in the design stage and no prototypes have been built, there can be no assurance that the technology will work as expected or that any WindStor will perform to the extent that we anticipate or will be commercially viable.

WindStor is an electricity management system which will use the Dermond Vertical Axis Wind Turbine to generate electricity. This electricity will be used by the customer as generated or stored in a vanadium-based battery. WindStor's proprietary "system integrator" will be programmed to distribute electricity to the customer's facility from the lowest cost source at each moment (i.e. from the wind turbine, from the battery or from the utility), to provide to the customer the least costly source of electricity.

WindStor is being designed to constantly monitor electricity demand and supply. We anticipate that because of the monitoring, WindStor will be able to provide for instant shifting from one power source to another, such as the Vertical Axis Wind Turbine, a battery and either the grid or a backup diesel generator, in order to select the lowest cost source of electricity available at any moment in time and to immediately switch to battery power if other means of power are interrupted from the supply source.

We believe that WindStor can provide a higher quality, lower cost and environmentally friendly alternative electricity source than is presently available for off-grid electricity users dependent upon diesel and gasoline generators. For urban users, WindStor is planned to provide a means for providing a system to store relatively low cost electricity and access that electricity to offset "near peak," "peak" and "demand" charges by grid provided power companies.

The cost to complete design of WindStor is part of the DWT financing described above. If we do not obtain all of the requisite funds, we will not be able to produce or sell any WindStors.

In December 2003, we entered into an agreement with Clark County School District to install an anemometer at a high school in Las Vegas, Nevada to collect wind data to finalize an equipment configuration and prepare a long term pricing structure. We intend to install the anemometer in April 2004 and we expect that the evaluation period will end in October, 2004. After the evaluation period, we have agreed to install a DWT at our expense for further evaluation. Irrespective of the results and price structure, Clark County School District is under no obligation to purchase or lease any products from us. Since November 2003, we have entered into similar arrangements with others with respect to two additional locations.

Production

If we are able to reach the production stage, we intend to have all DWTs and WindStors manufactured for us by others. We believe that the necessary parts and components are readily available from numerous suppliers. We further believe that there are numerous manufacturing companies that will be able to manufacture the products for us at reasonable prices.

Marketing

We intend to market the DWTs and WindStors primarily through non-exclusive independent marketing agents. Four companies in the United States have entered into agreements with us that provide for a payment to them in the event that one or more WindStors are sold or leased through their efforts. The payment will consist of 5% of the capitalized lease cost payable within 60 days of installation of a system or 5% of the gross sales price of a system, exclusive of taxes and transportation, payable within 60 days of installation of the system.

Each of the four companies has represented to us that it has expertise in the sale and promotion of energy products.

        Competition

We are not aware of any organization marketing wind turbines or electricity management systems such as the WindStor for the urban, commercial-retail rate user market. Existing alternatives to grid supplied electricity include solar, micro-turbine and diesel generators. These devices are typically used only as minor contributors to location demand or as a standby electricity source in the event of a grid power outage.

Atlantic Orient Corporation, Northern Power Systems and Vergnet offer smaller sized (less than 100 kW) wind turbines in hybrid diesel/wind systems.

Atlantic Orient Corporation has been designing and installing 10 kW and 50 kW wind-diesel systems for more than 10 years. Atlantic recently installed a system in Wales, Alaska and has previously installed systems in Russia and Africa. Five of its turbines are being used in conjunction with two diesel generators to pump oil in a very remote and cold region in Siberia. Atlantic is designing a turbine called, WindLite, to run with any phase power backup and which can either charge DC batteries or be installed with an inverter to change DC to AC power.

Northern Power Systems has been in the wind turbine business for nearly 25 years and has expertise with in electrical energy systems employing a wide range of technologies including wind, photovoltaic (solar energy), and diesel-hybrid power. Northern has developed, in conjunction with NASA, a 100 kW turbine synchronous variable speed generator capable of operating under extreme climatic conditions and installed a prototype in Graniteville, Vermont in 2000. Northern Power offers a wide range of products, including the NorthWind series, which was developed for the U.S. Department of Energy.

French firm Vergnet, over a period of 20 years, has been developing new hybrid wind/diesel/lead-acid battery systems to provide self-sufficient electricity production for remote sites. Vergnet is currently operating a wind/diesel power plant consisting of twenty-five, 60 kW wind turbines in Guadeloupe. Vergnet has installed wind turbines of 15 kW in polar environments and 50 kW in many other places. The off-grid market attracts a variety of alternative electricity generating technologies. Manufacturers of wind turbines, micro-generators, biomass and fuel cells have installed prototypes in off-grid locations. We believe diesel generators will continue to be the preferred primary off-grid electricity generating source for the foreseeable future, with alternative energy devices and systems only being used to improve power and cost performance, not replacing diesel generators.

Substantially all manufacturers and developers of products that will compete with our products have substantially greater resources than we do. Intense competitive pressures could have a material adverse effect on our proposed business.

Companies with substantially greater expertise and resources than those available to us may develop or market new, similar or virtually identical products that directly compete with us. Competitors may also develop technologies or products that render our products less marketable or obsolete. If we are unable to continually enhance and improve our products, we may be unable to compete with others. We may not be able to successfully enhance or improve any product or develop or acquire new products, because of our limited resources.

Intellectual Property

In January 2003, we filed a patent application in Canada, Japan and with the European Union, which include, among other countries, France, Germany, Spain and the United Kingdom. In September 2003, we filed a patent application in the United States and we expect to file patent applications in additional countries. The claims in the patent applications are for:

- A wind system of the type having a rotating shaft perpendicular to the ground;

-  A blade attachment structure for a windmill;

-  A blade for a windmill;

-  A generator assembly for a windmill to produce electricity;

-  A self erecting structure for a windmill;

and
-  A method for erecting a self-contained windmill.

We believe that that the claims in the applications represent potential improvements to the Darrieus style vertical axis wind turbines. The potential improvements are in the following areas:

- Blade Assembly

The improvements relate to a rotating shaft perpendicular to the ground, comprising three blades positioned in a pre-strained triangular rigid configuration. The potential benefit is allowing the blades to adopt a true troposkein (turning rope) shape at targeted speed, believed to improve vertical axis wind turbine performance.

- Blade Attachment Structure

The improvements relate to the attachment of the blades to the rotating shaft using a set of securing elements having a tri-dimensional, triangular configuration designed to maintain a constant troposkein shape. The potential benefit is the minimizing of the dynamic stress on the turning blades which may result in cost savings in the fabrication process and could contribute to extended blade life.

- Integrated Direct Drive Generator

The improvements relate to reduction of mechanical losses in geared transmission between the turbine and the generator. The potential benefit is the absence of a speed-increasing device and its replacement by an integrated generator providing for a reduction of the friction between mechanical parts which may increase electrical output and reduce wear.

- Self-Erecting Design

The improvements relate to a method for fabrication of a self-erecting wind turbine which may make wind turbines easier to erect.

By letter of January 20, 2004 from the Canadian Intellectual Property Office, we were advised that each of the claims in our patent application was "indefinite" and did not comply with certain relevant provisions of the Canadian Patent Act. We must reply to the letter not later than July 20, 2004. We intend to respond to the letter and to amend our application to the extent necessary.

We have not received a response from any other patent agency.

There can be no assurance that any patent will be issued, or if issued, that it will include any meaningful claims. Furthermore the validity of issued patents are frequently challenged by others. One or more patent applications may have been filed by others previous to our filing which encompass the same or similar claims. If we do not receive a patent which provides adequate protection for us, we may not be able to manufacture our proposed products in our intended manner.

Because of our limited resources, we may be unable to protect a patent or to challenge others who may infringe upon a patent. Because many holders of patents in the alternate energy industry have substantially greater resources than we do and patent litigation is very expensive, we may not have the resources necessary to challenge successfully the validity of patents held by others or withstand claims of infringement or challenges to any patent we may obtain. Even if we prevail, the cost and management distraction of litigation could have a material adverse effect on us.

Because wind turbines and their related manufacturing processes are covered by a large number of patents and patent applications, infringement actions may be instituted against us if we use or are suspected of using technology, processes or other subject matter that is claimed under patents of others. An adverse outcome in any future patent dispute could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using the infringed technology.

If trade secrets and other means of protection upon which we may rely may not adequately protect us, our intellectual property may become available to others. Although we may rely on trade secrets, copyright law, employee and third party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to us.

The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, if at all.

Research & Development

During the fiscal year ended September 30, 2003 we expended approximately $165,000 on research and development related to DWTs and WindStor. The expenditures consisted primarily of engineering for the DWT and the system integrator. The foregoing amount does not include amounts expended for vanadium refining technology. During the fiscal year ended September 30, 2002, we made no expenditures on research and development related to DWTs and WindStor.

        Regulation

Overview

We propose to own and operate wind powered electric generating facilities to be located on the property of our prospective customers. Certain prospective customers would be end-users (retail consumers) of electricity, such as privately-owned commercial office buildings, schools, and government buildings, who would purchase electricity from us. Each of these types of customers involves its own regulatory issues.

The electric industry in the United States is governed by both federal and state law and regulation, with the federal government having jurisdiction over the sale and transmission of electric power at wholesale in interstate commerce, and the states having jurisdiction over the siting of electric generating and transmission facilities and the sale of electricity at retail.

The federal government regulates the wholesale and transmission business through the Federal Energy Regulatory Commission ("FERC"), which draws its jurisdiction from the Federal Power Act ("FPA"), and from other legislation such as the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992. FERC has comprehensive and plenary jurisdiction over the rates and terms for sales of power at wholesale, and over the organization, governance and financing of the companies engaged in such sales. The industry is also subject to self-governance as to operating standards through regional reliability councils, and, increasingly, to governance of the operation of interconnected utility and non-utility operations and wholesale markets through Independent System Operators, all of which are in turn subject to the plenary jurisdiction of FERC.

The States regulate electric power that is generated or sold at retail in their state in accordance with individual state laws which can vary widely in material respects, and which, with a few exceptions such as Nebraska, which has no state regulatory agency with such jurisdiction, grant plenary jurisdiction over electric utility operations to a single public service commission or commerce commission.

Interstate holding companies engaged, through subsidiaries, in the electric utility business are subject to regulation under the Public Utility Holding Company Act of 1935 ("PUHCA"). These companies, unless specifically exempted, are required to submit reports to the SEC providing detailed information concerning the organization, financial structure, and operations of the holding company and its subsidiaries. Holding companies are subject to SEC regulations on matters such as structure of their utility systems, transactions among companies that are part of the holding company utility system, acquisitions, business combinations, the issue and sale of securities, and financing transactions. For purposes of PUHCA, an "electric utility company" means "any company which owns or operates facilities used for the generation, transmission, or distribution of electric energy for sale, other than sale to tenants or employees of the company operating such facilities for their own use and not for resale."

Federal Regulation

PURPA and Qualifying small Power Production Facility Status

Under PURPA and the regulations of FERC implementing PURPA, a wind-powered generating facility with a generating capacity less than 30 MW, including all such facilities owned or operated by the same person within one mile of each other, no more than 50% of which is owned in the aggregate by electric utilities, electric utility holding companies, or subsidiaries of either, is deemed to be a Qualifying small Power Production Facility ("QF"). Certain non-burdensome filing requirements are required to confirm this status with respect to each such facility. We believe that our ownership of facilities in foreign countries such as Canada that might be deemed to be electric utilities were they located in the U.S. will likely fall under a special Foreign Utility Company exception to PUHCA that will not make us an electric utility holding company in the United States for QF ownership purposes.

A QF is automatically exempt from regulation by FERC with respect to any sales of electricity it may make at wholesale. In addition, its owners and operators are automatically exempt from all provisions of PUHCA with respect to their ownership of the QF and any other QFs they may own. Moreover, a QF is exempt from the laws of the states which otherwise regulate the ownership, rates and terms of sales, corporate governance, and financing of electric utilities. Finally, a QF, and its customers have certain rights under FERC regulations, including the right to require an electric utility to interconnect it with the utility's electric system, the right to purchase firm power service, back-up power, and supplementary power from an interconnected electric utility at reasonable and non-discriminatory rates, and the right to require an electric utility to purchase electric power generated by the QF at the cost the utility would have incurred in generating or purchasing the same power elsewhere.

State regulatory agencies are required by PURPA to enact regulations and take other measures to implement FERC's regulations under PURPA, and most have done so. While these rights are frequently threatened in a number of states by utilities that attempt to undermine their effectiveness through the state regulatory process, FERC has not failed to uphold them when required. There have for many years been attempts in Congress to repeal PURPA, but in each case, the only repeal that has received serious consideration is the possible repeal of the PURPA requirement that utilities must purchase QF power. This particular right under PURPA has become largely irrelevant in any event since the passage of the Energy Policy Act of 1992, which mandated open access to the nation's utility grid for QFs and other non-utility power producers.

WindStor is not intended to consist solely of a wind turbine generator, but also to include a battery for the storage of power, and in some cases a generating set fueled with diesel fuel or natural gas. In addition, the system is designed in many applications to be interconnected with a utility grid. Generation and sale of electricity from a fossil-fuel-fired generator is not eligible for QF status, and the exemptions from regulation attendant thereto, unless the generator is a Qualifying Cogeneration Facility as defined by FERC regulations under PURPA. A Qualifying Cogeneration Facility is one that produces both electricity and useful thermal energy from the same fuel source, and meets certain specified standards for fuel efficiency and balance of electric and thermal output, as well as the ownership requirements for QFs generally.

Moreover, if the battery element of the WindStor system is ever charged with power from (1) a non-QF generator or (2) the electric utility grid, rather than solely from the generation of a wind turbine QF, the sales of power from the battery, and the owners and operators thereof, would to that extent not qualify for QF exemptions under PURPA. Finally, the electrical distribution system within the customer's application and site, if owned or operated by us, might not qualify as part of a QF to the extent that they are used to transmit non-QF power. On the other hand, there is substantial precedent to support the proposition that we can lease and/or operate a non-QF generating facility owned by another person without threat of regulation, provided that it does not sell the power produced by such facilities, except under the direction of the lessee or owner.

We intend to structure our WindStor ownership and operating template in order to secure QF status for all of the elements that we may own and operate where power is being sold either at wholesale or at retail. We may consider a combination of ownership and power sales, leases, equipment sales, customer ownership and operating contracts which divide QF and non-QF elements of any particular WindStor application. Although those structures are within current practice in the industry and are FERC precedent, we cannot predict the outcome.

Exempt Wholesale Generators

In the event that a WindStor facility were unable to qualify for QF status because of ownership by electric utilities or utility holding companies, or a particular element (such as a non-cogeneration diesel generating set) would not qualify, we as owner/operator could qualify for exemption from PUHCA and lightened regulation by FERC, if, and only if, the facility or element of the WindStor system were owned by a special purpose subsidiary operated solely for sales of electricity at wholesale, and can demonstrate to FERC that it does not have the power to exclude any competitors from the market. Such an exemption is available to an Exempt Wholesale Generator ("EWG"), as defined by PUHCA and certified by FERC. EWG status is gained by application to and subjection to limited regulation by FERC. Although EWGs are deemed to be electric utilities subject to FERC jurisdiction, FERC provides for a lightened regulatory regime for EWGs. Among other things, an EWG is required to file a rate schedule with FERC (although the rate schedule permits the EWG to sell power at negotiated rates), to report its power sales on a quarterly basis, and to obtain FERC approval for any transfer of ownership of either the EWG or any upstream owner.

Interconnection

The FPA, as amended by the Energy Policy Act of 1992, and FERC regulations thereunder, require electric utilities to interconnect with sellers of power at wholesale. The process of obtaining a new interconnection for a new generating facility to operate in parallel with a utility's system can be onerous, time-consuming, and expensive. FERC has recently published new regulations that would simplify and standardize this process for small-scale generators, and WindStor facilities may benefit from those regulations in those limited circumstances where a particular application would require utility interconnection in order to serve a wholesale customer.

State Regulation

With few exceptions, state regulatory agencies generally have the jurisdiction, among other things, to approve the site selection of new electric generating facilities, and to permit or disapprove the sale of electric power to end-users (retail sales). Just as importantly, these agencies have plenary jurisdiction over a utility's rates and terms for service to retail customers, including the rates and terms for interconnection including the facilities needed for interconnection, for firm power service, for supplementary power service (power needed on a firm basis in addition to the power a customer generates for itself), and for back-up power service (extra power a customer may need from time to time in the event of an outage of its own generation). In some states, the agency determines whether a customer may terminate its utility service in order to meet its needs with self-generated power, or power from a non-utility third party such as us, and whether the customer must pay a special charge for the right to "go off the grid" partially or completely. All of these may have important, and possibly materially adverse, implications for us.

In most of our anticipated commercial retail applications, the WindStor system would supply part but never all of a customer's power requirements. We expect to sell a portion of the customer's power requirements to the customer, rather than selling or leasing the system to the customer. The remainder of the customer's power requirements would be supplied by a local electric utility.

The first issue in any state will be whether a Certificate of Public Convenience and Necessity ("CPCN") is required to be obtained from the regulatory agency before construction may begin. In most states, a CPCN is not required for the construction and operation of small-scale generating facilities with generating capacity less than 1 MW, which would include most WindStor systems we anticipate installing. Where a CPCN is required, it typically entails a lengthy and expensive application process, possibly including an environmental impact evaluation.

The next critical issue, which will necessarily be resolved in the course of a CPCN application where one is required, is whether and under what circumstances a sale of power to an end user at retail will be permitted at all. QF status, as described above, gives a QF no right to sell power at retail. If the state permits such sales, however, a QF is legally exempt by FERC regulations under PURPA from most burdensome utility-type regulation by the state regulatory authority. Accordingly, if the state permits a QF to make retail sales, the state will be pre-empted by PURPA from regulating the FRS rates for sales of retail power, or its corporate governance or financial organization. The extent to which a state honors such federal preemption, however, is subject to varying practice. Where a CPCN is required, for instance, the conditions of a CPCN often impose certain obligations that can have the same effect as some level of utility-type regulation such as restrictions on the amount of financing that can be obtained, on any future transfer of ownership of the facility, on the ability of the facility's owners to engage in other businesses in the State, and certain periodic reporting requirements.

In Florida, for example, a third party such as us is not permitted to make retail sales from a generating facility located on the customer's property, or to have any contract (such as a lease or an operations and maintenance agreement) with the end user, the price of which is based on the output of the generating facility. Thus such "inside-the-fence" generating facilities in Florida are either owned entirely by the electric consumer, or leased to the consumer with a rental payment that is the same whether or not the facility ever generates electricity. Similar or more stringent restrictions are found in Kansas, North Carolina, Georgia, Virginia, Louisiana as well as other states. Only about 20 states to date have restructured their electric utility regulatory regimes to permit relatively unrestricted sales of power to end-users by non-utility generators. In a number of others, existing state law and regulation have been interpreted by the courts to permit such sales to a limited number of customers on the grounds that a sale to a limited number of end-users is not deemed to be a prohibited "sale to the public."

Finally, the state regulatory authority determines what physical interconnection requirements a utility may impose on a customer who wishes to install self-generation in parallel with the utility's grid regardless of any ownership and operating arrangements between the customer and us, what charges a utility may impose on a retail customer for such interconnection, and what charges, penalties or other restrictions the utility may impose on the customer for permanently reducing its purchased power load from the utility. Charges imposed by a state regulatory authority may make the installation of self-generation uneconomical for some customers. A few states such as New York have published standardized interconnection requirements for small-scale generators, which attempt to reduce the burden and cost of the interconnection process, and we and our customers may benefit from such rules where they apply. QFs and their "host" customers have the benefit of PURPA's prohibition against unreasonable or discriminatory rates and charges for these services and for supplementary and back-up power service, but exercising those rights in particular cases may be costly and time-consuming.

Extraction and Refining of Vanadium

Acquisition of Lac Dore Mining Inc.

On February 1, 1999, we acquired all of the outstanding equity securities of Lac Dore Mining Inc., a Canadian corporation formed on August 23, 1996. Lac Dore Mining Inc. is a development stage mining and refining company that holds 443 contiguous mining claims for the Lac Dore vanadium/titanium deposit. The deposit, which has never been in production, is located in the Rinfret and Lemoine townships, approximately 43 miles from Chibougamau, Quebec, Canada. At the time we acquired Lac Dore Mining Inc., we intended, subject to obtaining sufficient funds, to build a mine and refinery at Lac Dore for the extraction and production of high-purity vanadium compounds.

As more fully described above, we have deferred engaging in any material developmental or operational activities in connection with the deposit. Even if we determine to commence operational activities, we will not be able to do so unless we are able to obtain funding to the extent described below.

When we first acquired an interest in the Lac Dore deposit, SOQUEM INC. owned 21 claims covering a portion of the deposit. SOQUEM is a division of SGF Mineral Inc., which is a subsidiary of Societe Generale de Financement du Quebec, a corporation owned by the Quebec government. In accordance with an option and joint venture agreement between SOQUEM and Lac Dore Mining Inc., SOQUEM transferred an undivided interest in the 21 claims to Lac Dore Mining Inc. in exchange for 1,000,000 shares of our common stock and warrants to purchase a like number of shares. SOQUEM did not exercise these warrants and the warrants have expired.

In order to maintain our claims, we are obligated to expend varying amounts of capital (a complicated formula combining the type of exploration work executed and the claims on or near to which the work is conducted) or pay approximately CDN $50,000 per year in claim renewal fees. In the event we fail to fulfill our obligations, we will lose our claims.

We granted SOQUEM an option to purchase a 20% undivided interest in the Lac Dore project if SOQUEM funded 20% of the capital expenditures for the Lac Dore project. The option was to expire 60 days after we delivered to SOQUEM a "bankable" feasibility study for the Lac Dore project, which we did not do. SOQUEM had the right to receive back a 50% interest in its original 21 claims. On April 17, 2003, SOQUEM relinquished any rights it had relating to the deposits in exchange for 250,000 shares of our common stock.

We have undertaken certain preliminary developmental activities since we acquired the mining claims for which we expended approximately $6,000,000.

        Properties and Uses of Vanadium

Vanadium is a metallic element found in several minerals. Its natural structural strength makes it useful in industrial and consumer applications, primarily as an alloying agent for iron, steel and aluminum. Vanadium can act as a carbide stabilizer, improving the strength and toughness, as well as the rust-resistance, of steel. Vanadium's high melting point and high creep resistance (resistance to shear crystals and deformation, resisted with vanadium as an alloy in steel products) make it useful in a number of applications, including components for nuclear reactors, aerospace material and aluminum and titanium alloys.

Processed vanadium comes in varying types or "grades." Grades having less than 99.6% vanadium content are known as metallurgical-grade vanadium. Processed vanadium with grades above that level are known as chemical or high-purity vanadium.

According to Roskill, a metals industry periodical and recognized information resource, more than 90% of world-wide vanadium production is in the form of vanadium pentoxide and approximately 85% of annual vanadium pentoxide production is in the form of metallurgical-grade vanadium pentoxide used for the production of ferro-vanadium, a steel-vanadium pentoxide alloy. Vanadium pentoxide is a strengthening agent and various amounts are added to steel depending on the hardness and strength required. Vanadium pentoxide also is used in various commercial applications, including ceramics, as a catalyst to produce certain vitamins, for screening ultraviolet rays in glass and other materials, in dyeing and printing of fabrics and in the production of sulphuric acid.

A developing application for high-purity vanadium compounds is energy storage devices such as batteries. Batteries using vanadium may have the potential to provide electricity from several configurations and for applications ranging from powering cellular telephones to providing back-up power to electrical grids. Although production of vanadium batteries has begun, the markets for these batteries are in the early stages of development and there can be no assurance that the markets will develop to the extent that the demand for high-purity vanadium will significantly increase.

Vanadium Supply

Vanadium is produced through the mining and processing of ores, concentrates, slag and petroleum residues. Five countries currently produce vanadium compounds in commercial quantities: South Africa, the United States, Russia, China and Australia. Vanadium production has historically positively correlated to the worldwide economy, especially in those industries that are significant consumers of steel, such as construction and automobile and appliance manufacturing.

South Africa is the single largest producer of vanadium and has traditionally been the leading exporter of vanadium slag and vanadium pentoxide. United States production of vanadium has focused on implementing recovery processes on industrial waste, such as vanadium-bearing ferro-phosphorus slag, iron slag, fly ash, petroleum residues and spent catalysts. Based on information available to us, there are eight United States firms that either are currently recovering and producing or have at one time recovered and produced vanadium and vanadium compounds as well as vanadium-bearing chemicals.

Lac Dore Deposit Feasibility Study

A feasibility study is a comprehensive study of the economic potential of a mining project. The study includes deposit geology, mining reserves, processing methodology, waste material handling, equipment requirements, infrastructure needs, environmental studies, market analysis, capital needs and projected investment returns. The feasibility study which began in March 2001 was conducted by SNC Lavalin Inc., an engineering firm headquartered in Montreal, Quebec. We funded $1.17 million of the cost of the study and the balance of the cost of $1.1 million was funded by federal and provincial agencies in Canada in the form of loans and grants. Reference is made to Note 5 to Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a description of the terms of the Canadian funding.

The feasibility study was based upon producing a high-purity vanadium material to be used in an electrolyte solution that would serve as the energy storage material for a battery being developed by Sumitomo Electric Industries Ltd. called the vanadium redox battery. We provided a sample of vanadium material extracted from our deposit to Sumitomo for analysis. Sumitomo confirmed that the vanadium material sample was acceptable for use in its vanadium redox battery, although Sumitomo has not purchased or agreed to purchase any vanadium material from us. We believe that the economic viability of the deposit is dependant upon, among other things, substantial production and sales by others of vanadium redox batteries. We do not believe that any vanadium redox batteries are presently being produced or sold.

SNC Lavalin Inc. completed the feasibility study in April 2002. Although the analysis of the data considered during a feasibility study is subject to a number of interpretations and the study involves a number of subjective decisions, we have been encouraged by the results of the feasibility study. The feasibility study, however, is not a "bankable" study for purposes of the agreement with SOQUEM because we have not secured contracts for the sale of the high-purity vanadium compounds that may be produced at Lac Dore.

The feasibility study concluded that analysis of the Lac Dore project would be economically feasible if we could sell vanadium electrolyte for a beginning price of approximately $2.35 per liter, declining over time to approximately $1.50 per liter. We are not aware of any market for vanadium electrolyte and there can be no assurance that a market will ever exist or that the price per liter will be within the parameters set out in the feasibility study.

The feasibility study estimated that the initial capital cost of the Lac Dore project would be approximately $260 million. Since the feasibility study was completed, however, we have added other high-purity vanadium products to the expected production mix necessitating a change in the equipment that would be required at Lac Dore. The change in equipment would increase the initial capital cost by approximately $20 million. The feasibility study also concluded that the Lac Dore project would incur annual operating costs of $50 million and would incur substantial operating losses during the first two years of production.

Competition

According to Roskill, the largest producer of vanadium-bearing ore is Anglo American plc, through its Highveld vanadium deposit located in South Africa. Highveld is the largest known vanadium deposit in the world. Anglo American has produced vanadium electrolyte for a vanadium redox battery installation. Because of Anglo American's significantly greater technical and financial resources, Anglo American may have the ability to improve and price its electrolyte at prices with which we could not compete. We believe that the only other significant ore-producing vanadium deposit is Windimurra, owned by Xstrata AG, located in Australia. Another company currently producing high-purity vanadium products in commercial quantities is Strategic Minerals Corporation. Based in the United States, Strategic Minerals Corporation has operations in Hot Springs, Arkansas and South Africa

The most common method of recovering vanadium from industrial waste involves steel slag, which is a by-product of steel production. Steel slag contains vanadium pentoxide, which is removed and converted to different forms of vanadium product. Currently, there are two South African producers and one Australian producer, each owned by Xstrata AG, which recover vanadium exclusively in this manner. Vanadium also is recovered from direct conversion of ore and can be recovered from power plant ashes, residues and spent catalysts. A number of companies recover vanadium using these methods.

If we begin development and commercialization of our Lac Dore deposit, we will compete with other larger, more established mining companies with significantly greater technical and financial resources. In addition, vanadium is an accessible commodity product and other competitors could enter the market and effectively compete with us.

Research, Development and Exploration

If we begin development and commercialization of our Lac Dore deposit, our success will depend, in substantial part, on our ability to respond quickly to changing technology, market demands and the needs of its future customers. We have committed significant resources to research, development and exploration activities. Our recent research, development and exploration expenditures have primarily related to completion of the feasibility study and the development of proprietary processes in connection with our laboratory-scale pilot plant. Our research, development and exploration expenses related to Lac Dore were approximately $915,000, $2.1 million and $1.0 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

We intend to continue the development of vanadium refining technologies at a cost of approximately $1.4 million. A portion of the cost includes the operating costs associated with a sample product unit constructed by SGS Lakefield Research, at their facility in Lakefield, Ontario Canada, to produce customer samples of various vanadium chemicals and continue research and development on additional possible products. We may receive approximately $400,000 in loans from Canadian governmental sources. As is the case with our other proposed business activities, unless we can obtain sufficient capital we will not be able to proceed with our research and development program.

         Governmental and Environmental Regulations

Impact Assessment Process

The Lac Dore project is subject to the environmental and social impact assessment and review procedures under the Quebec Environment Quality Act, the James Bay and Northern Quebec Agreement and the Canadian Environmental Assessment Act. These acts are administered by separate provincial and federal governmental agencies that have the separate authority to approve or require changes to a company's impact assessment. Notwithstanding this separate authority, these federal and provincial governmental agencies generally attempt to coordinate their review and approval procedures.

In May 1999, Groupe-conseil Entraco filed a project notice with the Quebec Environment Ministry on our behalf. In June 2000, the Ministry issued its guidelines (which state the nature, size and scope of the impact assessment) in accordance with the Quebec Environment Quality Act. The Ministry's guidelines are valid for a period of three years.

An additional project notice was issued during Summer 2002 under the Quebec Environment Quality Act for equipment located within the territory of the Domaine du Roy Regional municipality. This additional project notice is covered by the Ministry's guidelines issued in June 2000.

The review processes undertaken by each provincial and federal governmental agency are extensive and approval of our impact assessment by each agency could take up to 18 months. If approved, we will receive a certificate of authorization. Although we believe that we will ultimately receive a certificate of authorization, we cannot accurately predict how long the governmental-approval process will take. In addition, it is common for a certificate of authorization to be conditioned on the application meeting certain additional requirements. The Lac Dore project also must comply with the Canadian Fisheries Act; the Guide for the Administration of Fish Habitats from Fisheries and Oceans Canada; and the Liquid Effluent from Metal Mining Regulation.

We filed the Lac Dore Environmental Impact Study with the provincial Quebec Environment Ministry and Canadian federal Fisheries and Oceans Canada bodies on June 25, 2003.

        Quebec Mining Act

Any future mining at the Lac Dore deposit must comply with the provisions of the Quebec Mining Act and Guideline No. 19 applicable to the mining industry. Under the Quebec Mining Act, the operator of Lac Dore must file a mining site rehabilitation plan with the Natural Resources Ministry. This rehabilitation plan discusses how the operator intends to rehabilitate the property following its intended use of the property and includes an estimate of the costs involved in the rehabilitation. If the rehabilitation plan for Lac Dore is approved by the Natural Resources Ministry, we will be required to put in trust an amount equal to 70% of the estimated costs to rehabilitate the site.

In addition, we must obtain three types of mining rights from the Natural Resources Ministry:

- Mining rights for all mining facilities, with mandatory land surveys;

- Rights of the surface estate; and

- Rights for facilities other than those required for mining purposes (for example, lease for storage of explosives, buildings not related to mining).

Finally, the operator of Lac Dore must obtain permits and distribution rights-of-way from the Natural Resources Ministry for the construction of the access roads and power lines.

Other Requirements

We will be required to comply with other provisions of the Quebec Environment Quality Act, including standards related to protection of the soil and water and air quality. Vanadium is considered an "unconventional" contaminant for purposes of the Act. Accordingly, the acceptable standards for vanadium criteria are not set forth in the Quebec Environment Quality Act, but instead are determined in the discretion of the Quebec Environment Minister.

The feasibility study estimated that, once Lac Dore is operational, the annual cost of complying with provincial and federal governmental and environmental regulations will be in the approximate range of $80,000 to $240,000. The amounts are based on Bank of Canada inflation calculator and current exchange rate, rounded up to next even thousand.

Employees

On March 31, 2004, we had 7 full time employees and 3 part time employees. Subject to obtaining sufficient capital, we intend to hire a controller, an administrative assistant, a project manager, two engineers and a bookkeeper. We believe that such personnel will be readily available at reasonable rates of compensation.

FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

This Annual Report contains statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, scheduled, forecast and similar expressions are intended to identify forward-looking statements. Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, environmental remediation cost estimates and planned dispositions of assets are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section and elsewhere in this Annual Report, could affect our forward-looking statements and actual performance.

An investment in our common stock involves very substantial risks. Investors should consider carefully the following information about these risks, together with the financial and other information, including risks, described elsewhere in this Annual Report. If any of these risks actually occur, our business, financial condition and results of operations would likely suffer materially.

BECAUSE WE HAVE NO OPERATING HISTORY, THERE IS NO BASIS ON WHICH YOU CAN EVALUATE OUR PROPOSED BUSINESS AND PROSPECTS. We are in the development stage and have no operating history related to our proposed business activities. Prospective investors customarily consider a company's operating history as a factor in determining whether to make an investment. Prospective investors who decide to purchase our shares may decide not to purchase the shares if they had an operating history to review.

WE HAVE HAD LOSSES SINCE INCEPTION AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE. We incurred net losses of $3,692,392, $5,970,574 and $4,933,244 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Since our inception through September 30, 2003, we have incurred aggregate net losses of $18,378,745. Any future operations may not be sufficient to generate the revenues necessary to reach profitability.

BECAUSE OF OUR LIMITED CAPITAL, UNLESS WE OBTAIN SUBSTANTIAL ADDITIONAL CAPITAL WE MAY NOT HAVE SUFFICIENT CAPITAL TO ENGAGE IN OUR PROPOSED BUSINESS ACTIVITIES OR TO CONTINUE AS A GOING CONCERN.

We do not have adequate capital to further fund or develop our proposed business activities. Although we have been and are currently seeking funding, there can be no assurance we will obtain adequate funding, if any, or that the terms of any such funding will not be unfavorable to us. We have not received any unconditional commitment for funding. Our ability to engage in the business activities described below is dependant upon our acquisition of significant funds.

In order for us to engage in continuous improvement and marketing of DWTs and WindStor energy systems, we will require additional capital of approximately $6 million (excluding $900,000 in grant and loan funding anticipated from Federal, Provincial and local financial sources in Canada). In order for us to proceed with the exploitation of the Lac Dore deposits, we will require additional capital of at least $330 million. There can be no assurance that our capital estimates are not too low.

Neither we nor our subsidiaries will be able to continue development and administrative functions for more than a few months unless substantial additional funding becomes available.

The auditor's report on our consolidated financial statements for the year ended September 30, 2003 states that the Company suffered recurring losses and has a deficiency in assets that raise substantial doubt about the our ability to continue as a going concern.

ALTHOUGH WE INTEND TO OBTAIN ADDITIONAL CAPITAL PRIMARILY THROUGH THE SALE OF EQUITY SECURITIES TO BE ISSUED BY US, WE CANNOT ASSURE YOU THAT ADDITIONAL FINANCING WILL BE AVAILABLE ON TERMS NOT UNFAVORABLE TO US, IF AT ALL. Historically, it has proven difficult and very often impossible for development stage companies to obtain adequate financing on any terms.

IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF OUR EQUITY SECURITIES, THE PERCENTAGE OWNERSHIP OF OUR STOCKHOLDERS WILL BE REDUCED AND STOCKHOLDERS MAY EXPERIENCE DILUTION WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF THEIR COMMON
STOCK.    One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings and other financial items. If a public market is sustained for our shares, a material amount of dilution can be expected to cause the market price of our shares to decline. Furthermore, the public perception of future dilution can have the same effect even if the actual dilution does not occur.

WE MAY HAVE INCURRED SIGNIFICANT CONTINGENT LIABILITIES THROUGH OFFERS AND SALES OF OUR EQUITY SECURITIES. During the period of October 1, 2002 to March 31, 2004, we issued 2,463,507 shares of our common stock. 1,597,115 shares of our common stock were issued at prices ranging from $0.77 per share to $2.50 per share. The weighted average price per share was $0.95. During the same period, we also exchanged shares for debt owed by us, issuing 541,392 shares for the equivalent of approximately $0.70 per share, issued 75,000 shares in exchange for services for an equivalent of approximately $0.93 per share, and sold options and warrants to purchase an aggregate of 10,975,252 shares of our common stock at exercise prices ranging from $1.00 to $3.00 per share. We also sold 250,000 shares in exchange for a 20% option held by SOQUEM Inc. for the Lac Dore deposit. Because we may not have complied with applicable securities laws in connection with the offer and sale of securities during the period, as well as prior periods, we could incur civil, administrative and criminal liabilities and we could be required to refund the purchase price, plus interest.

IF WE VIOLATED CERTAIN SECURITIES LAWS, WE MAY NOT NOW BE ABLE TO PRIVATELY OFFER OUR EQUITY SECURITIES FOR SALE. Any offering of our equity securities in or from the United States must be registered with the SEC or be exempt from registration. If our prior offers and sales were not exempt from registration, it is likely that they would be deemed integrated with future offerings unless we do not offer equity securities for at least six months. In the event of such integration, we would only be permitted to offer and sell equity securities after we file a registration statement with the SEC and the registration statement has become effective. The registration process is both expensive and can be expected to take at least several months and would substantially hinder our efforts to obtain funds.

BECAUSE OUR PROPRIETARY TECHNOLOGIES PROCESSES MAY PROVE INEFFECTIVE OR UNFEASIBLE, WE ARE UNABLE TO DETERMINE IF OUR ENGINEERING AND TEST RESULTS CAN BE DUPLICATED IN COMMERCIAL PRODUCTION. We intend to rely heavily on the success of our proprietary technologies. We have conducted and plan to continue to conduct limited laboratory and practical testing of the technologies. If our proprietary technologies ultimately prove ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers in amounts that we will be unable to sustain.

WE HAVE NOT BEEN ISSUED ANY PATENTS AND WILL NOT FILE FOR PATENTS ON CERTAIN CAPABILITIES AND PROCESSES THAT WE CONSIDER INTELLECTUAL PROPERTY. In the absence of patent protection, similar technology could be developed independently by a third party which could materially harm us. Alternatively, if we successfully established a commercially viable position in any market, third parties may independently develop similar technology which could undercut our market position, particularly if the third party has greater experience and resources than do we. In addition, any measures that we may take to protect our technology may prove inadequate, which could result in the eventual use of our proprietary technology by competitors.

If our proprietary technologies are successful, current and new competitors could enter the market(s). The success of these technologies would generate greater interest, which would likely lead to increased competition. Increased competition would lessen the benefits we may derive from our proprietary processes.

IF WE FAIL TO OBTAIN NEEDED GOVERNMENTAL APPROVALS OR ENCOUNTER SIGNIFICANT DELAYS IN OBTAINING OR RENEWING GOVERNMENTAL PERMITS OR APPROVALS, WE MAY NOT BE ABLE TO ENGAGE IN OUR PROPOSED BUSINESS ACTIVITIES. Although we have not experienced difficulty in obtaining governmental approvals that we have needed to date, obtaining further necessary permits and approvals could be a complex and time-consuming process involving numerous local, state, provincial and federal agencies. The duration and success of each permit and/or approval effort may be contingent on many variables not within our control, such as new permit requirements or a change in governmental policy or government leadership. There can be no assurance that governmental permits and/or approvals will be issued and/or retained or be issued without conditions that could materially harm our business operations.

Compliance with laws and regulations may require significant capital outlays or delays, which may negatively affect operations or may cause material changes or delays in our intended operations. Further, new or different standards (environmental or otherwise) imposed by governmental authorities in the future could materially harm our business operations.

In addition, governmental regulations may negatively impact us indirectly. For instance, wind turbine site locations and products using high-purity vanadium may become subject to new regulations. These regulations may curb the market appeal for our products if the regulations make the purchase or use of such products so expensive or complex that other products gain a competitive advantage because they are not subject to such regulatory constraints and are therefore less expensive or less burdensome to purchase or use. It is difficult to predict whether new governmental regulations will arise and what form these regulations will take.

BECAUSE THERE HAS NOT BEEN AN ACTIVE TRADING MARKET FOR OUR COMMON STOCK, AN INVESTMENT IN THE STOCK IS LESS LIQUID AND INVOLVES INHERENTLY MORE RISK THAN ARE SECURITIES THAT ARE ACTIVELY TRADED. Our common stock is listed for trading on the National Quotation Bureau's "Pink Sheets". Trading in our stock must be done on a manual basis which involves time delays in executing orders. Unlike securities listed on an exchange or quoted for trading on Nasdaq, a client order to purchase or sell shares of our common stock is not protected by "order handling rules" of the SEC. These order handling rules seek to prevent market makers from trading ahead of client limit orders and also require market makers to display limit orders that are priced more favorably than the inside market to ensure that client trades are executed within the inside bid and offer for the security.

THE ABILITY TO SELL SHARES OF OUR COMMON STOCK IN A PUBLIC MARKET MAY BE SIGNIFICANTLY IMPAIRED BY THE SEC'S PENNY STOCK RULES. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. In addition the burdens imposed upon broker dealers by the rules may discourage broker dealers from effecting transactions in our common stock, which could severely limit its liquidity.

BECAUSE OF THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK BY A SMALL NUMBER OF STOCKHOLDERS, IT IS UNLIKELY THAT ANY OTHER HOLDER OF COMMON STOCK WILL BE ABLE TO AFFECT OUR MANAGEMENT OR DIRECTION. On March 31, 2004, our directors, officers and certain of their affiliates may be deemed to beneficially own approximately 55 % of our outstanding common stock. Accordingly, if these stockholders act together as a group, they would most likely be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of significant corporate transactions. The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control.

CERTAIN STOCKHOLDERS HAVE THE RIGHT TO REQUIRE US TO REPURCHASE THEIR SHARES FOR A MAXIMUM AMOUNT OF APPROXIMATELY $252,000 WHICH COULD MATERIALLY, ADVERSELY AFFECT OUR FINANCIAL POSITION. The existence of the repurchase rights may, among other things, also impair our ability to obtain funds.

BECAUSE NONE OF OUR OFFICERS HAS HAD ANY PRIOR EXPERIENCE IN OUR PROPOSED BUSINESS ACTIVITIES, THEIR JUDGMENT MAY NOT BE SOUND.

BECAUSE WE ARE IN ARREARS IN THE PAYMENT OF SALARIES TO OUR EXECUTIVE OFFICERS AND EMPLOYEES OF OUR SUBSIDIARIES, ANY OR ALL OF THEM MAY RESIGN AND WE MAY BE LIABLE FOR ADDITIONAL PAYMENTS IN WHICH CASE WE COULD BE MATERIALLY ADVERSELY AFFECTED. Our employment agreements with our executive officers provide that if we breach any provision of a respective agreement and the breach is not cured by us within 15 days after receipt of written notice of the breach, the officer shall be entitled to receive his base salary for a period of three years and all other rights and benefits the employee may have under our senior executive benefit, bonus and/or stock option plans and programs shall be determined in accordance with the terms and conditions of such plans and programs. In addition, any of our executive officers may voluntarily terminate his employment with us at any time on at least 30 days prior written notice to us and shall then be entitled to receive his base salary until the date his employment terminates and certain other benefits.

BECAUSE OUR BUSINESS PLAN IS HEAVILY DEPENDENT ON THE SUCCESS OF NEW AND UNTRIED PRODUCTS SUCCESSFULLY ENTERING THE MARKET PLACE, WE CAN NOT BE SURE THAT THEY WILL PERFORM AS WE ANTICIPATE.

ALTHOUGH WE PLAN ON MAINTAINING COMMERCIAL INSURANCE TO REDUCE SOME OPERATING HAZARD RISKS, SUCH INSURANCE MAY NOT BE AVAILABLE TO US AT ECONOMICALLY FEASIBLE RATES, IF AT ALL.

TECHNOLOGICAL ADVANCES BY OTHERS COULD MAKE OUR PRODUCTS OBSOLETE.

BECAUSE WE PLAN TO RELY ON INDEPENDENT THIRD-PARTY MANUFACTURERS TO FABRICATE THE DWT AND WINDSTOR PRODUCTS, SUPPLIER CAPACITY, SHORTAGES IN NECESSARY RAW MATERIALS, WORK STOPPAGES AND TRANSPORTATION PROBLEMS COULD MATERIALLY, ADVERSELY AFFECT OUR BUSINESS. Any delay in initiating production at third-party facilities, any inability to have new products manufactured at these facilities or any failure to meet our customers' demands could damage our relationships with our customers and may decrease our sales.

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS HAVE AND WILL CONTINUE TO INCREASE OUR ACCOUNTING AND LEGAL COSTS. The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in some of our corporate governance practices. The Act and rules promulgated by the SEC have increased our legal and financial compliance costs and made some activities more difficult, time consuming and more costly.

ITEM 2.         DESCRIPTION OF PROPERTY.

Location of and Access to the Lac Dore Deposit

The Lac Dore deposit is located approximately 70 kilometers southeast of the city of Chibougamau, in the Rinfret and Lemoine townships of northern Quebec. The deposit is approximately five kilometers south of Chibougamau Lake, which is in a low, flat ground area, 380 meters above sea level. The deposit is accessible by road from national highway 167, which is paved and links Chibougamau to the Lac St-Jean area. At kilometer 200 on national highway 167, approximately 32 kilometers south of Chibougamau, forest road 210, a dirt road, leads approximately 35 kilometers east to the deposit and the main exploration workings. The area has been clear-cut of wood, and, accordingly, provides good access by four wheel drive vehicles to the various outcrops of the deposits.

The Chibougamau/Chapais area has a well-developed infrastructure to support mining projects, including transportation, a well-trained labor force, service and maintenance industries and an airport. Lac Dore is approximately 35 kilometers from Hydro-Quebec's Chibougamau electricity substation.

History of Exploration and Geology at Lac Dore

Lac Dore is expected to be an open-pit mine. The deposit has never been in commercial production. All activity on the deposit to date has been exploration. A chronology of work on Lac Dore follows:

Historical Deposit Work at Lac Dore

In 1954, the Lac Dore deposit was discovered by an airborne geophysical magnetic survey. The property was first staked and owned by Dominion GULF Company. Between 1966 and 1975, the Ministere des Richesses Naturelles du Quebec (the "Quebec Ministry") staked the property and conducted a series of tests for vanadium content. In 1977, SOQUEM took over the exploration activities at Lac Dore from the Quebec Ministry. SOQUEM subsequently carried out detailed geological mapping, geophysical surveys and a drilling program. In 1983, SOQUEM reduced the claimed area to 21 claims by allowing its other claims to expire.

Lac Dore Mining Inc. Activities

Beginning in 1996, Lac Dore Mining Inc. began to acquire claims covering portions of the Lac Dore deposit. In 1997, Lac Dore Mining Inc. purchased 21 claims over a five kilometer strike length of the Lac Dore deposit from SOQUEM. Lac Dore Mining Inc. currently owns 443 claims. The total cost for acquiring the 443 claims was approximately $113,000, 1,350,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock at CDN $2.00 per share.

In 1998, Cambior inc., an international mining company, acquired an option from Lac Dore Mining Inc. to receive a 60% interest in Lac Dore in exchange for funding 60% of the costs related to developing the deposit. In 1999, Cambior did extensive verification and audit work at Lac Dore. In 2000, Cambior terminated its work on the Lac Dore deposit and its option expired.

In April 2001, Lac Dore Mining Inc. engaged SNC-Lavalin Inc. to carry out a feasibility study of the Lac Dore deposit. SNC-Lavalin reviewed the existing data, validated the database and drilled additional test holes, all with respect to the 21 claims acquired from SOQUEM. SNC-Lavalin also organized its own database and resource block model. In April 2002, SNC-Lavalin completed the feasibility study and issued its report. SNC-Lavalin estimated that the portion of the deposit covered by the 21 claims consists of 102 million tons of in-place mineralized material at 35% magnetite, 17.4% ilmenite and 0.5% vanadium pentoxide.

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

The Lac Dore property hosts a large deposit containing titanium, a type of deposit also found in South Africa and other parts of the world, with Precambrian shield rocks. The deposit is made up of a stratified series of magnetite beds with ilmenite and amalgamated vanadium, known to outcrop over 17 kilometers on the south shore of Lake Chibougamau and also the north shore, some 25 kilometers away, on either side of the Chibougamau anticline.

Claims

Lac Dore Mining Inc. acquired its 443 claims in Lac Dore by purchasing claims from third parties and staking claims for itself. We believe that Lac Dore Mining Inc. has satisfactory title to its claims in accordance with industry standards and applicable laws and regulations.

A claim is an area of land and/or water "claimed" by a prospector or mining organization for the purpose of exploring the claim for a certain length of time and subject to certain conditions as set out by a particular province in Canada. The claim is staked out physically or by computerized map designation and recorded in an appropriate provincial claims office. The size of a claim is 40 acres (16.2 hectares).

The claim is the only valid exploration right in Quebec for all kinds of mineral substances in the public domain. Each claim gives the holder an exclusive right to search for mineral substances, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The claim also guarantees the holder's right to obtain an extraction right upon the discovery of a mineral deposit.

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

In order to maintain our claims, we are obligated to expend varying amounts of capital (a complicated formula combining the type of exploration work executed and the claims on or near to which the work is conducted) or pay approximately CDN $50,000 per year in claim renewal fees. Eligibility of work-related expenses are defined by regulations and excess value of work can be used to renew claims within a 3.2 kilometers square area where work was not performed and/or for future renewal.

Lac Dore is located south of the 52nd parallel, which has different claim renewal costs than properties located north of that point. Area size also determines claim cost. Cost of claim renewal ranges from CDN $22 up to $330, per claim, if more than 100 hectares and depending upon renewal date payment. Work values must be at least CDN $500 to $3,600, per claim, depending upon hectares claimed and the location of the claims. The cost of claim renewal also can vary widely depending on the amount and location of work done on and near a subject claim.

Our principal executive office which consists of approximately 400 square feet is located at 975 Spaulding Avenue SE, Grand Rapids, Michigan 49546. The office is leased at a monthly rental of $225. The lease is month-to-month. We do not maintain any other offices outside of home offices, for which no rental is currently paid by us. We believe our employees and proposed future operations are and will be located in areas in which additional office space can be obtained, if needed, at reasonable rates. We do not expect to lease or otherwise acquire any additional facilities during the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding that primarily involves a claim for damages and the amount involved in such proceeding, exclusive of interest and costs, exceeds 10% of our current assets nor is any of our property the subject of such a pending legal proceeding. We are not aware of any such proceeding that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ended September 30, 2003 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is principally traded in the over-the-counter market. The trading market is limited and sporadic and should not be considered to constitute an established trading market. The following table sets forth the range of high and low bid prices for the common stock for the fiscal quarters indicated. The common stock is listed in the "Pink Sheets." The following quotations were obtained from BarChart.com.

All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                              2003                             2002
Quarter Ended             Low       High                   Low     High
                         -----    -------                -------  ------
December 31             $ 0.57      1.65                 $ 1.10  $ 1.85
March 31                  0.93      1.70                   1.05    2.45
June 30                   0.71      1.10                   2.00    3.30
September 30              0.75      2.25                   1.20    2.43


On March 31, 2004, our common stock was held of record by approximately 320 holders.

We have never paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings for
the operation and expansion of our business.   Other than financial ability, we
have no legal, contractual or corporate constraints against the payment of dividends.

The following information relates to equity securities we sold during the fiscal year ended September 30, 2003 that were not registered under the securities Act of 1933.

- From October 1, 2002 to April 30, 2003 we sold 660,438 shares of common stock to forty-two private investors upon exercise of outstanding warrants for approximately $547,000.

- During November 2002, we sold 125,000 shares and warrants to purchase a like number of shares at $2.00 per share to three private investors for approximately $100,000.

- On November 1, 2002, we granted options to purchase 250,000 shares of common stock to a new employee in exchange for services to be rendered to us. The options are exercisable until November 1, 2009 in varying quantities, based upon milestone achievements, and at varying prices ranging form $1 to $1.30 per share.

- During December 2002, we sold 98,100 shares and warrants to purchase a like number of shares at $2.00 per share to five private investors for approximately $86,614.

- On December 9, 2002, we granted options to purchase 200,000 shares of common stock to four of our directors in exchange for prior period services. The options are exercisable until September 30, 2007 at $1.00 per share.

- On December 9, 2002, we granted options to purchase 310,417 shares of common stock to six of our directors in exchange for services rendered to us. The options are exercisable until September 30, 2012 at $1.00 per share.

- On December 9, 2002, we granted options to purchase 150,000 shares of common stock to three employees in exchange for services rendered. The options are exercisable until September 30, 2007 at $1.00 per share.

- On January 1, 2003, we granted options to purchase 1,000 shares of common stock to a private investor in exchange for services. The options are exercisable until January 1, 2005 at $2.00 per share.

- On January 6, 2003, we granted options to purchase 250,000 shares of common stock to a new employee in exchange for services to be rendered. The options are exercisable until January 6, 2010 in varying quantities, based upon milestone achievements, at varying prices ranging $1 to $1.30 per share.

- On February 11, 2003, we granted options to purchase 175,000 shares of common stock to the five directors of the McKenzie Bay Resources Ltd in exchange for services rendered. The options are exercisable until February 10, 2113 at $1.50 per share.

- On February 14, 2003, we sold 7,937 shares of common stock and warrants for the purchase of a like number of shares, and options for the purchase of 7,500 shares to a private investor, for approximately $10,000. The warrants and options are exercisable until February 14, 2005 at $2.00 per share.

- On February 14, 2003, we issued 5,492 shares of common stock to an account creditor in exchange for cancellation of indebtedness of approximately $7,168.

- On February 18, 2003 and July 1, 2003, we issued an aggregate of 71,551 shares of common stock to two individuals in exchange for the cancellation of their right to require us to repurchase an aggregate of 40,000 shares of our common stock from them at $2.75 per share.

- On April 4, 2003, we issued options to purchase 300,000 shares of common stock to a consultant in exchange for services to be rendered to us. The options are exercisable until April 13, 2013 in varying quantities, based upon milestone achievements, at $1.00 per share.

- On April 17, 2003, we issued 250,000 shares of common stock to SOQUEM Inc. in exchange for the option to purchase a 20% undivided interest in our Lac Dore deposits then held by SOQUEM.

- On May 14, 2003, we issued 20,000 shares of common stock at the direction of Larson, Harms and Bibeau, P.C. in exchange for legal services provided to us which we valued at approximately $17,100. Reference is made to the response to
Item 12 of this Annual Report.

- On July 3, 2003, we issued 75,000 shares of common stock to one individual in exchange for investor-relations services provided to us which we valued at approximately $70,000.

- On August 15, 2003, we sold options to 32 private investors to purchase 476,200 shares of common stock for approximately $23,400. The options are exercisable until August 15, 2005 at $1.00 per share.

- On August 15, 2003, we issued options to three private investors to purchase 7,776,500 shares of common stock for an approximate value of $527,700, comprised of the cancellation of the investors' right to require us to repurchase an aggregate of shares 537,237 of our common stock from them at prices ranging from $.61 to $3.25 per share, the cancellation of warrants expiring on November 28, 2003 and September 28, 2004 for the purchase of 595,239 shares at prices ranging from $1.43 to $3.00 per share and a note receivable for $9,350. Options for the purchase of 137,500 shares are exercisable until August 15, 2005 and the balance until August 15, 2008, at $1.00 per share.

- On August 15, 2003, we issued 515,900 shares of common stock to two creditors in exchange for the release of indebtedness of approximately $356,400.

- On August 20, 2003, we sold 109,000 shares of common stock and warrants to acquire 54,500 shares of common stock to a private investor for approximately $99,190. The warrants are exercisable until August 19, 2005 at $2.41 per share.

There were no principal underwriters in connection with any of the foregoing transactions.

We claimed exemption from registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Rule 506 thereunder. Although we believed that the transactions did not involve a public offering and that each purchaser either received adequate information about us or had access, through employment or other relationships, to such information, the exemptions may not have been available to us.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Development of WindStor

We anticipate that, with adequate funding, we can complete engineering and development of the DWT and WindStor, construct and install prototypes of each and, assuming successful operation of the prototypes, begin commercial installations of WindStor in 2004.

We believe that we will require additional funds of approximately $1.2 million to complete development and construct, install and test the DWT and WindStor and begin a marketing program. We have received conditional commitments from Canadian governmental agencies for an additional $330,000 in non-refundable grants and loans of $590,000. Because we do not know if we can satisfy the conditions, we do not know if we will receive any of the additional funds. We have received no commitments for the balance of the requisite funds and there can be no assurance that we will be successful in obtaining those funds. If we do not obtain all of the requisite funds, we will not be able to produce or sell any DWTs.

We intend to retain ownership of the WindStor installations and sell the electricity generated by DWTs to WindStor users. We believe, with successful testing of WindStor, that WindStor installations will provide adequate cash flow to allow for debt to be a component of each installation's financial structure. We will, however, require significant amounts of funds in order to install WindStor and for general and administrative expenses. If we are successful in obtaining funds to be utilized in connection with WindStor, we intend to allocate them as follows:

DWT & WindStor marketing                             $5,700,000

DWT Prototype design, construction and installation   1,200,000

Operating requirements                                9,000,000
                                                     ----------
TOTAL                                               $15,900,000
                                                    ===========

Four entities have expressed interested in commercial installations of WindStor. Prior to any installation of WindStor, we and each prospective customer must be satisfied that adequate wind power exists at the respective location to provide sufficient electricity production from a DWT to create an economically feasible WindStor facility. While wind testing is being conducted, zoning, permitting and site location issues will be addressed. If wind power is sufficient, all regulatory issues are resolved, site plans are approved, we are able to obtain adequate financial resources, we successfully obtain working prototypes and pricing terms are agreed upon by prospective customers, we intend to begin to install WindStor.

Development of Lac Dore Mining Inc.

If funding becomes available during the fiscal year ending September 30, 2004, we intend to continue research and development of the vanadium recovery and refining technology developed for McKenzie Bay during the feasibility study of the Lac Dore deposit. The next planned step is operation of a Sample Product Unit (SPU) planned for construction by SGS Lakefield Research at their facilities in Lakefield, Ontario, Canada. This facility would be used to advance vanadium refining processes and produce and provide small samples of high-purity vanadium chemicals to potential customers.

The planned cost to operate the SPU is $1 million over a 16-month period. Although grants and/or loans may be available to us for part of the cost, we have not assumed or relied upon their availability.

If results from the SPU project are successful and demand for the chemicals provided to potential customers of Lac Dore Mining Inc. are sufficient to warrant additional development, we intend to build a larger production facility, called the Development Production Pilot Plant (DPPP). If feasible and also largely dependent upon adequate funding being available, this project would take place after the end of the fiscal year ending September 30, 2004. The cost to build the DPPP has been estimated to be approximately $10 million.

Our plans for Lac Dore are dependent upon a number of events coming together successfully, including, but not limited to, an adequate demand for high-purity vanadium, our ability to raise between $280 and $350 million to build and operate the mine and refinery, our ability to find and hire management and employees to operate the mine and refinery and successful permitting of the mine and refinery to be built and operated. At a minimum, we believe contemplation of the building of Lac Dore is several years into the future.

Cash Requirements for 2004 Fiscal Year Administrative Costs

To date our activities have been funded primarily through the sale of equity securities and financial assistance from Canadian governmental agencies in the form of loans and grants. As noted above, we must obtain substantial additional capital to engage in our proposed businesses.

Our cash requirements for administrative costs for the fiscal year ending September 30, 2004 (including direct support of subsidiary operations) follows:

       Use                       Amount
--------------------          -----------
Employee salaries               $600,000
Professional costs
(includes consultants,
outside accountants,
independent auditors
and legal counsel)            $1,400,000
General administrative
(includes lease
obligations, travel and
other administrative costs)     $450,000

Neither we nor our subsidiaries will be able to continue development and administrative functions for more than a few months unless substantial additional funding becomes available.

In its report dated December 23, 2003, the Company's independent auditors state that the Company has suffered recurring losses and has a deficiency in assets that raise substantial doubt about the Company's ability to continue as a going concern.

We cannot be sure that we will be able to obtain adequate financing from outside sources to fund our proposed operations. If we are unable to obtain the necessary funding, we will not be able to continue to operate.

Additional Employees

We will need to add a number of employees to DERMOND in anticipation of successful DWT and WindStor prototype testing. Additions include, project managers, mechanical, aeronautic and electrical engineers and administrative personnel. McKenzie Bay intends to add administrative personnel, including a controller.

ITEM 7.         FINANCIAL STATEMENTS.

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.



                                                                      PAGE NO.

Report of Independent Auditor's........................................F-1

Financial Statements

CONSOLIDATED BALANCE SHEETS............................................F-2
SEPTEMBER 30, 2003 and 2002

CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO SEPTEMBER 30, 2003............... .................F-3-4

CONSOLIDATED STATEMENT OF LOSS
YEARS ENDED SEPTEMBER 30, 2003 and 2002................................F-5

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003 and 2002................................F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003..................................................F-7-23

==============================================================================



                        MCKENZIE BAY INTERNATIONAL LTD.
                         (A development-stage company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                SEPTEMBER 30, 2003 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of McKenzie Bay International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of McKenzie Bay International Ltd. and subsidiaries (the "Company"), a development-stage company, as at September 30, 2003 and the consolidated statements of changes in stockholders' equity (deficit), loss and cash flows for the year then ended, and for the period from August 23, 1996 (date of inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the period from inception on August 23, 1996 to September 30, 2002 were audited by other auditors, whose reports expressed unqualified opinions on those statements and included an explanatory paragraph regarding matters that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company as of September 30, 2002 and for the year then ended, were audited by other auditors who expressed an unqualified opinion on those statements and included explanatory paragraphs in their report dated November 30, 2002 (except as to note 16 as of April 3, 2003), regarding matters that raised doubt about the Company's ability to continue as a going concern and regarding their audit of adjustments to restate the 2001 financial statements. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2003, and the results of its operations and cash flows for the year then ended, and for the period from August 23, 1996 (date of inception) to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in a vanadium/titanium deposit with the development of wind turbine technology and a diamond mine. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Delotte & Touche LLP
--------------------------
    Delotte & Touche LLP

Rouyn-Noranda, Canada
December 23, 2003
(April 6, 2004 as to note 17)

               MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2003 and 2002
                         (Amounts stated in US dollars)

                              ASSETS

                                                   2003              2002
                                              -----------        -----------
Current:
    Cash and cash equivalents                 $   49,208         $    45,325
    Marketable securities                              -              83,501
    Accounts receivable                          262,979             186,961
    Inventories                                        -              19,562
    Prepaid expenses and deposits                145,441             172,057
                                              -----------        -----------
Total current assets                             457,628             507,406
Reclamation cash bond (note 3)                   338,685             338,685
Property and equipment (note 4)                   76,263              84,577
Goodwill (note 2)                                      -             146,972
                                              -----------        -----------
Total assets                                     872,576           1,077,640
                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current:
    Bank indebtedness (note 10)               $   83,463         $    47,441
    Accounts payable and accrued liabilities   2,162,934             583,378
    Current portion of long-term debt (note 5)    32,945              36,156
                                              -----------        -----------
Total current liabilities                      2,279,342             666,975

Long-term and other liabilities:
Long-term debt (note 5)                        1,074,651             888,304
Redeemable capital stock (note 6)                252,175                   -
Reclamation and closure liabilities (note 3)     250,000             250,000
                                              -----------        -----------
Total long-term and other liabilities          1,576,826           1,138,304

Redeemable capital stock (note 6)                      -           1,481,854

Stockholders' equity (deficit):
 Capital stock (note 6)
   75,000,000 common stock authorized, at
   $0.001 par value 25,229,958 common stock
   issued and outstanding (2002,23,177,640)       23,649              21,607
 Additional paid in capital (note 6)          16,781,788          13,618,367
 Accumulated deficit                         (19,564,758)        (15,872,366)
 Accumulated other comprehensive income(loss)   (224,271)             22,899
                                              -----------        -----------
Total stockholders' deficit                   (2,983,592)         (2,209,493)
Contingency (note 10)
Commitments (note 11)

Total liabilities and stockholders' deficit   $  872,576         $ 1,077,640
                                              ===========         ==========

                            (See accompanying notes)

                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Deficit)
                      FROM INCEPTION TO SEPTEMBER 30, 2003
                         (Amounts stated in US dollars)

                                                                         Accumulated
                                                                           other           Total
                                                 Additional               comprehensive  stockholders'
                                       Common     paid in   Accumulated      income        equity
                                       stock      capital     deficit        (loss)       (deficit)
                                     ----------  ---------  -----------  -------------- -------------

Common shares issued for cash        $     200   $   7,097  $        -              -    $    7,297
Common shares issued in exchange of
   exploration claims and services          50       1,774           -              -         1,824
Net loss for the year                        -           -      (7,116)             -        (7,116)
Change in foreign currency
  translation adjustment                     -           -           -             12            12
                                     ----------  ---------  -----------  --------------- ------------
Balance, September 30, 1996                250       8,871      (7,116)            12         2,017

Common shares issued for cash            5,150     748,534           -              -       753,684
Common shares issued in exchange of
   exploration claims and services       2,804     114,159           -              -       116,963
Net loss for the year                        -           -    (816,944)             -      (816,944)
Change in foreign currency
   translation adjustment                    -           -           -           (473)         (473)
                                     ----------  ---------  -----------  --------------- -------------
Balance, September 30, 1997              8,204     871,564    (824,060)          (461)       55,247

Common shares issued for cash              517     440,277           -              -       440,794
Common shares issued in exchange of
   exploration claims and services       1,105      43,719           -              -        44,824
Net loss for the year                        -           -    (519,123)             -      (519,123)
Change in foreign currency
  translation adjustment                     -           -           -         (3,557)       (3,557)
                                     ----------  ---------  -----------  --------------- -------------
Balance, September 30, 1998              9,826   1,355,560  (1,343,183)        (4,018)       18,185

Common shares issued for cash            1,756     381,685           -              -       383,441
Common shares issued in exchange of
   exploration claims and services       1,245   1,337,925           -              -     1,339,170
Net loss for the year                        -           -  (1,608,740)             -    (1,608,740)
Change in foreign currency
   translation adjustment                    -           -           -            257           257
                                     ----------  ---------  ------------  -------------- -------------
Balance, September 30, 1999             12,827   3,075,170  (2,951,923)        (3,761)      132,313

Common shares issued for cash            1,734   1,054,409           -              -     1,056,143
Common shares issued for services           42      20,958           -              -        21,000
Net loss for the year                        -           -    (830,612)             -      (830,612)
Issuance of redeemable capital stock         -           -    (640,075)             -      (640,075)
Change in foreign currency
  translation adjustment                     -           -           -           (938)         (938)
                                    -----------  ---------  ------------  -------------- -------------
Balance, September 30, 2000             14,603   4,150,537  (4,422,610)        (4,699)     (262,169)


Issuance of redeemable capital stock         -           -    (545,938)             -      (545,938)
Issuance of other capital stock          4,390   4,940,158           -              -     4,944,548
Purchase of common stock for treasury      (79)   (145,174)          -              -      (145,253)
Net loss for the year                        -           -  (4,933,244)             -    (4,933,244)
Change in foreign currency
  translation adjustment                     -           -           -        (12,833)      (12,833)
Unrealized holding loss on marketable
securities                                   -           -           -       (371,735)     (371,735)
Expiry of redemption rights                  -      12,000           -              -        12,000
Stock options                                -     902,585           -              -       902,585
                                    -----------  ---------  -------------  ------------- -------------
Balance as at September 30, 2001        18,914   9,860,106  (9,901,792)      (389,267)     (412,039)

Issuance of capital stock                2,696   2,856,002           -              -     2,858,698
Purchase of common stock for treasury       (3)     (4,366)          -              -        (4,369)
Net loss for the year                        -           -  (5,970,574)             -    (5,970,574)
Change in foreign currency
   translation adjustment                    -           -           -         40,431        40,431
Reclassification to the consolidated
   statement of loss of the holding
    loss on marketable securities            -           -           -        371,735       371,735
Expiry of redemption rights                  -     439,659           -              -       439,659
Stock options                                -     466,966           -              -       466,966
                                    -----------  ---------  -------------  ------------- -------------
Balance as at September 30, 2002        21,607  13,618,367 (15,872,366)        22,899    (2,209,493)

Issuance of capital stock                2,052   1,668,592           -              -     1,670,644
Purchase of common stock for treasury      (10)    (11,290)          -              -       (11,300)
Net loss for the year                        -           -  (3,692,392)             -    (3,692,392)
Change in foreign currency
   translation adjustment                    -           -           -       (247,170)     (247,170)
Expiry of redemption rights                  -     514,471           -              -       514,471
Stock options                                -     991,648           -              -       991,648
                                    -----------  ---------  -------------  ------------- -------------
Balance as at September 30, 2003    $   23,649 $16,781,788 $(19,564,758)    $(224,271)  $(2,983,592)
                                    ==========  ========== ==============  ============= ============

                            (See accompanying notes)


                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)

                         CONSOLIDATED STATEMENT OF LOSS
                    YEARS ENDED SEPTEMBER 30, 2003 and 2002
                         (Amounts stated in US dollars)

                                                                                    Cumulative
                                                                                   from inception
                                                                                    on August 23,
                                                         2003          2002             1996
                                                      ----------    ----------     ---------------
Revenue                                               $        -    $   12,825     $        12,825


Expenses:
 Research, development and exploration (note 7)        1,139,471     2,586,476           7,703,272
 General administration                                  295,642       572,672           1,152,935
 Reorganization costs                                          -             -             102,914
 Wages and benefits                                      205,134       456,821           1,145,994
 Management wages and benefits                           797,493       525,648           2,352,800
 Professional fees                                       832,886       314,027           1,574,961
 Advertising, promotion and travel                       155,512       262,179             823,601
 Amortization                                             18,360        21,070             388,842
 Interest and bank charges                                50,906       108,896             159,802
 Interest on long-term debt                               21,182        22,358              90,174
                                                      ----------    ----------      --------------
                                                       3,516,586     4,870,147          15,495,295
                                                      ----------    ----------      --------------

Loss before the following:                            (3,516,586)   (4,857,322)        (15,482,470)
Write-down of assets                                           -             -          (1,626,821)
Write-off of incorporation and
 reorganization costs                                          -       (49,137)            (49,137)
Write-down of marketable securities                      (32,731)   (1,071,483)         (1,104,214)
Gain (loss) on sale of marketable securities                 140      (138,168)           (138,028)
Interest income                                            3,757         4,536              27,897
                                                      ----------    ----------      --------------
Net loss before mining taxes and cumulative
  effect of change in accounting principle
   for SFAS 142                                       (3,545,420)   (6,111,574)        (18,372,773)
Current mining tax recovery (note 9)                           -       141,000             141,000
                                                      ----------    ----------      --------------
Net loss before cumulative effect of change
  in accounting principle for SFAS 142             $  (3,545,420)  $(5,970,574)     $  (18,231,773)
                                                      ----------    ----------      --------------
Cumulative effect of change in accounting
  principle for SFAS 142 (note 2)                  $    (146,972)            -            (146,972)
                                                      ----------    ----------      --------------
Net loss                                           $  (3,692,392)  $(5,970,574)     $  (18,378,745)
                                                      ----------    ----------      --------------
Comprehensive loss (note 13)                       $  (3,939,562)  $(5,558,408)     $  (18,603,016)
                                                      ==========    ==========      ==============
Basic and diluted loss per share:
Net loss before cumulative effect of change
  in accounting principle for SFAS 142             $       (0.14)  $     (0.29)
Cumulative effect of change in accounting principle        (0.01)            -
                                                      -----------   -----------
Net loss                                           $       (0.15)  $     (0.29)
                                                      ===========   ===========

Weighted average shares outstanding                   24,186,803    20,940,128
                                                      ==========    ==========

                         (See accompanying notes)


                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2003 and 2002
                         (Amounts stated in US dollars)

                                                                                    Cumulative
                                                                                  from inception
                                                                                    on August 23,
                                                         2003          2002             1996
                                                      ----------    ----------     ---------------
Cash flows from (used in) operating activities:
  Net loss                                         $  (3,692,392)  $(5,970,574)     $  (18,378,745)
  Items not affecting cash:
    Cumulative effect of change in accounting principle  146,972             -             146,972
    Amortization                                          18,360        21,070             388,842
    Expenses settled through issuance of common stock    362,992     1,442,670           1,805,662
    Capitalized interest on convertible notes payable          -         2,571               2,571
    Reclamation and closure costs (note 3)                     -             -             250,000
    Write-down of assets                                       -             -           1,626,821
    Write-down of marketable securities                   32,731     1,071,483           1,104,214
    Write-off of incorporation and reorganization costs        -        49,137              49,137
    Loss on sale of marketable securities                   (140)      138,168             138,028
    Stock-based compensation                             353,278       416,278           1,672,141
  Net change in non-cash working capital related to
      operations:
    Accounts receivable                                  (51,452)      (69,811)           (205,616)
    Inventories                                           19,562       (19,562)                  -
    Prepaid expenses and deposits                         26,616       (76,926)            (94,957)
    Accounts payable and accrued liabilities           1,446,532      (189,066)          2,136,202
                                                     -----------    -----------     --------------
                                                      (1,336,941)   (3,184,562)         (9,358,728)
                                                     -----------    -----------     ---------------
Financing activities:
  Issuance of notes payable                              350,000             -             350,000
  Increase of bank indebtedness                           29,755        47,411              77,196
  Increase in convertible notes payable                        -             -              23,055
  Issuance of long-term debt                                   -             -             137,435
  Repayment of long-term debt                            (36,156)      (32,794)           (104,490)
  Receipt of repayable government assistance (note 5)     71,272       855,359             926,631
  Proceeds from sale of common stock                     847,653     1,265,402          11,877,657
  Proceeds on sale of options                             33,160             -              33,160
  Redemption of redeemable capital stock                       -       (37,500)            (37,500)
  Purchase of common stock for treasury                        -        (4,369)           (149,622)
                                                    ------------    -----------     --------------
                                                       1,295,684     2,093,539          13,133,522
                                                    ------------    -----------     --------------
Investing activities:
  Purchase of marketable securities                            -             -          (1,767,835)
  Proceeds-sale of marketable securities                  50,910       474,683             525,593
  Purchase of reclamation cash bond (note 3)                   -             -            (338,685)
  Purchase of property and equipment                      (9,273)       (1,666)         (2,058,006)
  Incorporation and reorganization costs                       -             -             (81,769)
 Acquisition of business net of cash acquired (note 8)         -       (31,286)            (31,286)
                                                    ------------    -----------      -------------
                                                          41,537       441,731          (3,751,988)
Effect of foreign currency
    exchange rate changes on cash and equivalents          3,503        40,431              26,402
                                                    ------------    -----------      -------------
Net increase (decrease) in cash and cash
    equivalents                                            3,883      (608,861)             49,208
Cash and cash equivalents, beginning of period            45,325       654,186                   -
                                                    ------------    -----------      -------------
Cash and cash equivalents, end of period             $    49,208    $   45,325        $     49,208
                                                    ============    ===========      =============
Supplemental non-cash financing activities:
Issuance of common stock in lieu of requiring
  the Company to repurchase redeemable capital stock $   110,000    $        -        $    110,000
Issuance of options in lieu of requiring Company
  to repurchase redeemable capital stock                 605,210             -             605,210

Issuance of common stock in lieu of payment of notes
  payable and accrued interest                           356,424             -             356,424
Conversion of notes payable into capital stock                 -        25,626              25,626
                                                    ------------    -----------      -------------
                                                    $  1,071,634    $   25,626        $  1,097,260
                                                    ============    ===========      =============

                          (See accompanying notes)


                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
         (Amounts stated in US dollars unless indicated otherwise)

1. Nature of operations

   The Company is a development stage company with no operations. The Company has interests in a vanadium/titanium deposit, with wind turbine technology and a diamond mine. The Company was incorporated in Delaware on August 17, 1998 under the name Decker Organic Systems, Inc.

2. Accounting policies

   The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") and reflect the following significant accounting policies:

   [a] Basis of presentation

       The financial statements of the Company have been prepared on the basis of the Company continuing as a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

       The Company suffered recurring losses and has a deficiency in assets that raise substantial doubt about our ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. Although management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term, it is unable to disclose firm commitments as of the date of these financial statements.

       As discussed in note 6, the Company may be required to repurchase shares, at the option of the holders, for an amount of $252,175.

       The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   [b] Consolidation

       These consolidated financial statements include the activities of the Company and its wholly-owned subsidiaries, McKenzie Bay Resources Ltd., Great Western Diamond Company, Experts Conseils Dermond Inc. and a 62.5% interest in Ptarmigan Energie Inc. All intercompany balances and transactions have been eliminated in consolidation.

   [c] Foreign currency translation

       The translation to US dollars for consolidation purposes is performed using the current rate method whereby balance sheet accounts are converted at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at the weighted-average exchange rate during the period. The gains and losses resulting from such translation are included as a foreign currency translation adjustment in stockholders' equity (deficit). For statutory and other reporting purposes, the Company's wholly and partially owned subsidiaries, McKenzie Bay Resources Ltd., Experts Conseils Dermond Inc. and Ptarmigan Energie Inc. prepare financial statements in Canadian dollars.

   [d] Cash and cash equivalents

       Cash and cash equivalents includes those short-term investments which, at the date of acquisition, have an original term to maturity of three months or less.

   [e] Marketable securities

       The Company invests in marketable securities with maturities greater than three months. The securities are classified as available-for- sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and recorded to accumulated other comprehensive loss.

   [f] Inventories

       Inventories are valued at the lower of average cost and net realizable value.

   [g] Use of estimates

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

   [h] Exploration and development expenditures

       Costs related to the exploration and development of resource properties are expensed as incurred. Amounts are reduced by grants and other related revenues.

   [i] Research and development

       Research and development expenditures are charged to earnings as incurred and amounted to $629,078 and $0 in the years ended September 31, 2003 and 2002, respectively.

   [j] Property and equipment

       Property and equipment are recorded at cost and are being amortized over their estimated useful lives using the declining balance method at the following annual rates:

                         Equipment under capital lease  20%
                         Furniture and fixtures         20%
                         Computer                      30%
                         Office equipment              20%


   [k] Impairment for long-lived assets

       The Company evaluates the carrying value of long-lived assets and other intangible assets, excluding goodwill, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

   [l] Income and mining taxes

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

   [m] Loss per common share

       Basic earnings (loss) per share is computed by dividing net loss (the numerator) by the weighted-average number of outstanding common shares (the denominator) for the period. The computation of diluted earnings
       (loss) per share includes the same numerator, but the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued (such as the common share equivalents for stock options). Fully diluted loss per share has not been presented as it is anti-dilutive.

   [n] Comprehensive loss

       In addition to net loss, comprehensive loss includes foreign currency translation adjustment and unrealized holding loss on marketable securities.

   [o] Stock-based compensation plan

       (i) The Company has stock-based compensation plans which are described in note 6. The Company uses the fair value method of accounting for all stock options granted to non-employees in accordance with the provisions of SFAS 123 and the intrinsic value method for those granted to employees in conformity with Accounting Principles Board Opinion No. 25 and its related interpretation and allowed by SFAS 123. Under the fair value based method, compensation cost attributable to awards is measured at the date of the grant and recognized over the vesting period in operating expense as it is the case under the intrinsic value method when exercise price is lower than the current market price at the date of the grant.
       No compensation cost is recorded for all other stock-based employee compensation awards and consideration paid by employees on the exercise of stock options is recorded as capital stock.

       (ii) Fair value disclosure

SFAS 123 encourages but does not require companies to include in compensation cost the fair value of stock options granted to employees. A company that does not adopt the fair-value method must disclose the cost of stock compensation awards, at their fair value, on the date the award is granted. This fair value was estimated using the Black-Scholes model with assumptions of a 2 to 10 years expected term, 113% to 130% volatility, interest rates ranging from 1.49% to 4.03% and an expected dividend yield of 0%. Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                        2003               2002
                                     ---------           ----------
Net loss                            (3,692,392)         (5,970,574)
                                     ---------           ----------
Pro forma                           (4,603,974)         (6,728,768)
                                     ---------           ----------

                                        2003               2002
                                     ---------           ----------
Net loss per share:
As reported                              (0.15)              (0.29)
                                     ---------           ----------
Pro forma                                (0.19)              (0.32)
                                     ---------           ----------

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in the period ended September 30, 2003 and 2002, respectively.

                                       2003                2002
                                     ---------           ----------
Stock based compensation
expense as reported                    290,091             125,269
                                     ---------           ----------

Stock based compensation
expense if fair value was used.      1,201,673             883,463
                                     ---------           ----------


   [p] Goodwill and other intangible assets

       Effective October 1, 2002 the Company adopted SFAS 141, "Business Combinations, "and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 was issued by the FASB in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. The Company's adoption of this standard did not have any effect on our accounting for prior business combinations.

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

       The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss for the year ended September 30, 2003. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The impact on the three-month period ended December 31, 2002 is as follows:

        Three months ended December 31, 2002

                               Net income (loss)       Basic loss per share
                              ------------------       ---------------------
Reported net income                 $(1,097,801)                    $(0.05)
Less:  Impairment charge               (146,972)                     (0.01)
                              ------------------       ---------------------
Adjusted net loss                   $(1,244,773)                    $(0.06)
                             ===================       =====================

   [q] New accounting pronouncements

       In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The adoption of FIN 45 had no impact on the Company's financial position, results of operations or cash flows.

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

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In addition, FIN 46, as amended in December 2003 (FIN
       46R), will be effective by public entities for periods ending after March 15, 2004. The adoption of this interpretation and its revision will not have a material impact on the Company's financial position or results of operations.

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

       In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, to address the balance sheet classification of certain financial instruments that have characteristics of both liabilities and equity. As a result of the adoption of SFAS 150, the Company has reclassified the balance of its Redeemable Capital Stock at September 30, 2003. SFAS 150 does not permit the restatement of prior years balances of reclassified financial instruments. Accordingly, the balances of the Company's Redeemable Capital Stock have not been reclassified.

       In July 2001, the Financial Accounting Standards Board finalized SFAS 143, Accounting for Asset Retirement Obligations ("ARO"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are included in the scope of the standard only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value.
       The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted the requirements of the statement.

3. Reclamation cash bond

   The Company was required to post a cash bond with the State of Colorado, Department of Natural Resources to cover future site reclamation and closure liabilities associated with the Kelsey Lake mine. A liability for the estimated restoration costs of $250,000 ($250,000 in 2002) has been accrued in these financial statements.

4. Property and equipment

   The details of property and equipment are as follows:

                                                         2003         2002
                                      Accumulated      Net Book     Net Book
                        Cost          Amortization      Value        Value
                      ----------     -------------    ----------  -------------
Equipment under
capital lease       $  137,435         $    73,435    $   64,000    $    80,000
Furniture and
fixtures                 7,865               4,366         3,499          3,348
Computer                11,333               2,811         8,522            970
Office equipment           639                 397           242            259
                      ----------     -------------    ----------  -------------
                    $  157,272         $    81,009    $   76,263    $    84,577
                      =========       ============    ==========   ============
5. Long-term debt

   The Company received financial assistance from the government of Canada and the province of Quebec in connection with the completion of a feasibility study of the Vanadium deposits at Lac Dore, Quebec and a test pilot project for the refining of Vanadium. These financial assistance packages have been recorded as liabilities in the financial statements.

                                                         2003          2002
                                                      ---------   ------------
Province of Quebec unsecured financial
assistance, non-interest bearing,
repayable in scheduled payments over 4
years after the second year of production
of the mine.  This assistance is
forgivable if, after 24 months following the
release of the feasibility study, a
decision is made not to begin production            $    665,190   $ 570,240

Government of Canada unsecured financial
assistance, non-interest bearing,
repayable in quarterly payments of
CDN$62,500 commencing October 1, 2004                    369,550     285,119

Government of Canada unsecured financial
assistance, non-interest bearing, repayable
in two equal annual payments,
commencing January 1, 2005                                39,911           -

Obligation under capital lease, payable
in monthly blended installments of $3,444,
interest at 10%, due July, 2004                           32,945      69,101
                                                     -----------   ------------
                                                       1,107,596     924,460

Less current portion                                      32,945      36,156
                                                     -----------   ------------
                                                     $ 1,074,651   $ 888,304
                                                     ===========   ============

The Company has provided equipment subject to the lease agreement above as collateral for amounts owing.

        Future minimum lease payments required under the lease are as follows:

                                 2004    $34,443
                                 2005          -
                                         -------
                                          34,443
Less amount representing interest          1,498
                                         -------
                                         $32,945
                                         =======
6. Capital stock

Authorized - 75,000,000 common stock, par value $0.001 per share


Issued -
                                           Common    Paid in   Stock
                               Shares      stock     capital  options   Total
                              ---------   --------  -------- -------- ----------
Balance, September 30, 2002  23,177,640    $21,689 $13,767,907     - $13,789,596
Common stock issued for:
 Expenses and accounts
  payable settled through
  issuance of common stock      937,943        938     822,053     -     822,991
 Cash                           453,337        453     295,414     -     295,867
 Exercise of warrants           661,038        661     551,125     -     551,786
 Stock options, compensation          -          -     353,278     -     353,278
 Stock options, in lieu of
  redemption rights                   -          -     605,210     -     605,210
 Stock options, cash                  -          -      33,160     -      33,160
 Expiry of redemption rights          -          -     514,471     -     514,471
                             ----------   --------  ----------  ----  ----------
 Balance, September 30, 2003 25,229,958     23,741  16,942,618     -  16,966,359
 Less treasury stock at cost    (92,000)       (92)   (160,830)    -    (160,922)
                             ----------   --------  ----------  ----  ----------
 Balance, September 30, 2003 25,137,958    $23,649 $16,781,788  $  - $16,805,437
                             ==========   ========  ==========  ==== ===========



Share-based incentive plans

At September 30, 2003, the Company had three stock-based incentive plans each being limited so that options to acquire no more than 2,500,000 shares per plan in the aggregate may be outstanding at any one time.

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

The following table contains information with respect to all options granted by the Company:

                                                        Weighted average
                                                        exercise price
                                        Shares             US$/share
                                     ------------       ----------------

Options outstanding,
September 30, 2001                     2,410,000               1.02
   Granted                               950,000               1.25
   Expired                               (25,000)              0.64
Options outstanding,
September 30, 2002                     3,335,000               1.09
   Granted                             9,896,617               1.03
   Expired                              (100,000)              1.50
                                     ------------       ----------------
Options outstanding,
September 30, 2003                    13,131,617               1.04
                                     ===========        ================

The following table contains information with respect to all options granted by the Company at September 30, 2003:

                   Outstanding options             Exercisable options
                  ---------------------          ------------------------
                                  Weighted                         Weighted
                        Average   average                           average
                          life     price                             price
                Shares  (years)  US$/share           Shares       US$/share
              --------  -------  ----------          ---------    ----------
$0.74         300,000      3.96      0.74                    -            -
$1.00      11,121,917      5.26      1.00           10,431,917         1.00
$1.25         476,200      1.88      1.25              476,200         1.25
$1.30-$1.50 1,175,000      6.94      1.38              775,000         1.42
$2.00-$3.00    58,500      0.49      2.85               58,500         2.85
           ----------  --------  ----------         ----------    ----------
           13,131,617                               11,741,617
           ==========                               ==========
        As at September 30, 2003, the following are outstanding:

   [a] Stock warrants

                                                            Number
                                                         of warrants
                                                        ------------
Outstanding, September 30, 2001                           3,544,030
Issued during the year                                      145,000
Exercised during the year                                  (969,935)
Outstanding, September 30, 2002                            2,719,095
Issued during the year                                       446,762
Exercised during the year                                  (661,038)
Expired during the quarter                               (1,552,200)
                                                        ------------
Outstanding, September 30, 2003                             952,619
                                                        ============

       The warrants outstanding at September 30, 2003 can be exercised at prices ranging from US $1.48 to US $3.00. The expiry dates on the warrants range from November 29, 2003 to August 19, 2005.

       During 2003, the Company agreed to a cashless exercise of certain outstanding warrants for shares of the Company's common stock which would have expired in February 2003. The Company agreed to a cashless exercise of the warrants, in effect accepting shares issuable upon exercise as payment for the exercise. As a result, 15,000 shares of common stock were issued in exchange for warrants for 75,000 shares based on an exercise price of $1.28 per share and an exchange price of $1.60 per share. The exchange price of $1.60 per share was set on a date when the quoted market price of a share of common stock was the same.

   [b] Treasury stock

       During the year, the Company repurchased 10,000 (2,500 in 2002) common shares for treasury at a cost of $11,300 in settlement of an account receivable ($4,369 in cash in 2002).

   [c] Redeemable capital stock

       i) 81,700 common shares of the Company have certain rights attached permitting the holder to require the Company to repurchase these shares. Pertaining to subscription agreements, if stockholders decide to exercise their rights, the Company would be obligated to pay, as at September 30, 2003 or gradually over the next two years a maximum amount of $252,175. This right requires a repurchase at prices increasing in time from $2.50 to $3.25.


7. Mineral properties and exploration expenditures

   The Company's expenditures, net of grant revenues received on vanadium and diamond exploration are as follows:

                                        2003            2002
                                     ---------       ---------

                                      $510,393      $2,586,476

        The Lac Dore Vanadium/Titanium Project is located in the Province of Quebec, Canada.

        The Kelsey Lake Diamond Mine is located on the Colorado, USA and Wyoming, USA border.

        At September 30, 2003, the accumulated expenditures incurred by the Company on mineral properties and exploration expenditures totaled $7,074,194 (2002 - $6,563,801).

8. Experts Conseils Dermond Inc.

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

The net assets acquired were:
             Cash                           $       83
             Accounts receivable                32,712
             Computer                              606
             Goodwill (see note 2)             146,972
             Accounts payable and
             accrued liabilities               (24,004)
                                           -----------
                                            $  156,369
                                           ===========
Consideration for the purchase consisted of:
             Cash                           $   31,369
             Issuance of common stock          125,000
                                           -----------
                                            $  156,369
                                           ===========


9. Income and mining taxes

   As the Company operates in a specialized industry and in several tax jurisdictions, its income is subject to various rates of taxation. Major items causing the Company's income tax rate to differ from the federal income tax rate of 34% to which are subject the majority of its operations, were as follows:

                                                       2003              2002
                                                   ----------        -----------
Loss before taxes and cumulative
effect of change in accounting
principle for SFAS 142                            $(3,545,420)      $(6,111,574)
                                                   ----------        -----------
Computed "expected" tax recovery                   (1,205,443)       (2,086,882)
Increase (reduction) in income taxes
resulting from:
  Resource allowance deduction                         39,246            56,966
  Earnings in foreign jurisdiction
   taxed at different rates                           (50,381)         (249,614)
  Tax benefits of losses not recognized             1,214,804         1,583,361
  Tax loss realized on intercompany transaction             -           566,637
  Non-deductible expenses (stock options)               1,774           129,532
                                                    ---------         ----------
                                                            -                 -
Income taxes                                                -                 -
Mining duties                                               -          (141,000)
                                                    ---------         ----------
Total income and mining tax recovery                $       -       $  (141,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

As at September 30,                                   2003             2002
                                                   ---------         --------
Deferred tax assets:

 Loss carried forward and
 exploration expenditures                         $4,193,360       $ 2,959,192
 Capital loss carried forward                        518,074           516,521
 Others                                              126,399           111,414
                                                   ---------         ---------
Total gross deferred tax assets                    4,837,833         3,587,127
Less valuation allowance                          (4,837,833)       (3,587,127)
                                                   ---------         ---------
Net deferred tax assets                           $        -       $         -



The Company and certain subsidiaries have accumulated the following losses and credits for income tax purposes, which may be carried forward to reduce taxable income and taxes payable in future years.



                                                                     Expiring
                                                     Amounts           dates
                                                  ------------    ------------
Non-capital loss carried forward
 for Canadian subsidiaries                        $ 1,667,960      2004 to 2010
Non-capital loss carried forward for the Company    2,905,840      2019 to 2023
Capital loss carried forward for the Company        1,213,289          2008
Pool of deductible exploration expenditures         6,713,837       Unlimited
                                                  ============    =============
10. Contingency

    As a result of exploration work performed at the Lac Dore Vanadium/Titanium Project, the Company has a potential environmental liability in the range of $15,000 to $30,000. This liability will not be incurred if the project goes into production. As management believes that the project will go into production, the amount has not been accrued in the financial statements.

    Bank indebtedness and other loans

    The bank indebtedness of a subsidiary company, Great Western Diamond Company, carries interest at 8% per annum and is secured by the assets of Great Western Diamond Company.

    The bank indebtedness of a subsidiary company, Experts Conseils Dermond Inc., carries interest at 7.5% per annum and is secured by an assignment of the subsidiary's refundable research and development tax credit.

    In addition to the above, the assets of Great Western Diamond Company have been pledged to secure certain of the accounts payable of Great Western Diamond Company.

    In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, the Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

11. Commitments

    The Company has provided a 50% lien on the reclamation bond on deposit with the state of Colorado with payment being made in the event that the Great Western Diamond Company is sold and the deposit returned.

    Royalty Agreements

    The Company has entered into agreements with third parties to make royalty payments based on production from the Kelsey Lake mine and a royalty of 2.5% of Dermond wind turbine sales.

12. Financial instruments

    Financial instruments include cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities, all of which are carried at cost which approximates fair value because of the near-term maturity of those instruments. As at September 30, 2003, fair value of repayable government assistance could not be determined because no equivalent market exists for such loans, therefore these loans have been carried at cost.

13. Comprehensive loss

                                                                 Cumulative
                                                               From inception
                                                               on August 23,
                            2003              2002                  1996
                      ---------------     ---------------     -----------------
Net loss               $(3,692,392)       $  (5,970,574)       $  (18,378,745)
Unrealized holding
loss on marketable
securities                       -              371,735                     -
Foreign currency
translation adjustment    (247,170)              40,431              (224,271)
                      ---------------     ---------------     -----------------
Comprehensive loss     $(3,939,562)       $  (5,558,408)       $  (18,603,016)
                      ===============     ===============     =================

14.     Net basic and diluted loss per common share
                                                2003                    2002
                                             -----------            -----------
Net loss                                  $ (3,692,392)        $    (5,970,574)
                                             -----------            -----------
Total weighted average
number of common
shares and equivalent                       24,186,803              20,940,128
                                            ------------            -----------
Net loss per common share                 $      (0.15)        $         (0.29)
                                            ============            ===========

15. Related party transactions

    The Company has retained a law firm to perform legal services for which Company has incurred total expenditure of $125,086 for the year ended September 30, 2003. A director for the Company is a partner in that law firm. The transactions were valued at the exchange amount, which is the amount of consideration agreed to by the related parties. As of September 30, 2003, an amount of $60,294 resulting from these transactions is included in accounts payable and accrued liabilities. On May 15, 2003, the Company's Board of Directors approved the cancellation of $17,100 of the amount outstanding at March 30, 2003, in exchange for the issuance of 20,000 of common stock shares to certain principals in the law firm, including the Company's director.

16. Comparative figures

    Certain figures from the prior year have been reclassified for comparison purposes only.

17. Subsequent event

    On April 6, 2004 the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the agreement and subject to its terms and conditions, which the Company may not be able to satisfy, the Company may require Cornell Capital Partners, L.P to purchase newly issued common shares from the Company, to a maximum market value of $15 million, over a 24-month period, less certain fees and expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure called for by paragraph (a) of Item 304 of Regulation S-B has been previously reported as that term is defined in Rule 12b-2 under the Exchange Act. No disclosure called for by paragraph (b) of such Item was required.

ITEM 8A.   CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the date of this Annual Report. The evaluation was performed by our Chief Executive Officer and Chief Financial Officer. Based on their evaluation, they believe that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

I.

(a)     Directors and Executive Officers

The following are our directors and executive officers. Each director holds office until the next annual meeting of shareholders and until the director's successor is elected and qualified or until the director's resignation or removal. Each executive officer hold offices for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer's resignation or removal.

      NAME             AGE                   POSITIONS
------------------    -----     ------------------------------------------------
Gary L. Westerholm      59      President, Chief Executive Officer and director
Gregory N. Bakeman      48      Treasurer, Chief Financial Officer and director
John W. Sawarin         69      Secretary, Vice President-Product Marketing and
                                director
Rocco J. Martino        49      Director
Stephen D. McCormick    58      Director
Donald C. Harms         62      Director
Doris F. Galvin         49      Director

Gary L. Westerholm has been a director and our President and Chief Executive Officer since 1999. Mr. Westerholm is also President and Chief Executive Officer of McKenzie Bay International Ltd and a director of three of our other subsidiaries. Mr. Westerholm's term as an executive officer expires in March 2006.

Gregory N. Bakeman has been a director since 2000 and has served as Chief Financial Officer since February 2001 and Treasurer since December 2001. Mr. Bakeman is also Chief Financial Officer of each of our subsidiaries and a director of four of our subsidiaries. From 1999 to 2000, Mr. Bakeman served as Chief Financial Officer of Micro-C Technologies, Inc., a manufacturer of computer chip production equipment. From 1997 to 1999, Mr. Bakeman was a Vice President in the Investment Banking Department of First of Michigan Corporation (a Fahnestock & Co. wholly owned subsidiary). Mr. Bakeman's term as an executive officer expires in March 2006.

John W. Sawarin has been a director since 1999 and has served as Secretary since 1999 and Vice President-Product Marketing since January 2003. Mr. Sawarin previously served as Treasurer from 1999 to March 2002. From 1996 to 1998, Mr. Sawarin was a self employed consultant. Mr. Sawarin's term as an executive officer expires in March 2006.

Rocco J. Martino has been a director since 1999. Since 1989, Mr. Martino, a certified public accountant, has been a partner with LaSalle Capital Group Inc., a private equity group that pursues the acquisition of small to middle-market companies, principally in the manufacturing and niche-distribution sectors.

Stephen D. McCormick has been a director since July 26, 2002. Since 1997, Mr. McCormick has served as President of McCormick Incorporated, a holding company that owns businesses involved in the construction industry. Since 1987, Mr. McCormick has served as Executive Vice President of Northern Improvement Company, a company focused on road building and movement of earth materials, and Vice President of McCormick Construction Equipment Company, both subsidiaries of McCormick Incorporated.

Donald C. Harms has been a director since November 12, 2002. Since 1973, Mr. Harms has been a principal of Larson, Harms & Bibeau, P.C., a law firm located in Farmington Hills, Michigan. Mr. Harms has served as our outside general counsel since April 1999.

Doris F. Galvin has been a director since February 2004. Ms. Galvin is self employed as a consultant. From 1979 to 2002, Ms. Galvin was employed by CMS Energy, holding numerous positions in with that company, including Vice President & Treasurer, and leaving the company as Senior Vice President-Global Development. CMS Energy is a utility holding company.

(b)     Significant Employees

Dermond Inc.

Jacquelin Dery - President, Director. Mr. Dery, age 63, has been an executive officer and director of Dermond since 1996. He is a Professional Engineer, educated at Ecole Polytechnique, University of Montreal, with a degree in Electrical Engineering. In 1996 he co-formed Dermond to improve existing Vertical Axis Wind Turbine technology to fulfill the specific needs of isolated diesel driven electrical grids. From 1974-1996 he worked for Hydro-Quebec, where he; was responsible for overall management of a $140,000,000 project to build a new 70 MW diesel driven power plant; provided technical direction over conceptual engineering, detail engineering, installation and testing of a $28 million project for a new type of 4 MW, vertical axis Wind power generator; and provided direction of a technical study aimed at replacing a 10 MW emergency diesel power plant in the Gentilly nuclear facility. Prior to joining Hydro-Quebec, from 1971-1974 he worked for Sonatrach, Skikda, Algeria where he implemented a maintenance management system in a newly built Natural Gas Liquefaction plant. From 1968-1971, he worked for the Atomic Energy Of Canada Ltd, Whiteshell Nuclear Research Establishment, Pinawa, Manitoba, Canada, where he performed conceptual studies and direction of detail engineering for installing experimental research loops at the Nuclear Research Establishment, including in-core nuclear reactor experimental loops. Mr. Dery is a Member of "Ordre des Ingenieurs du Quebec." On March 31, 2004, Dermond was approximately $12,375 US in arrears in the payment of Mr. Dery's salary.

Laurent B. Mondou - Vice President, Director. Mr. Mondou, age 64, has been an executive officer and director of Dermond since 1996. He is a Professional Engineer, educated at Ecole Polytechnique, University of Montreal with a degree in Civil Engineering, and ecole des Hautes Etudes Commerciales, University of Montreal, Montreal, Quebec, Canada where he has a degree in Business Administration. In 1996 he co-formed Dermond. From 1995-1996 and 1990-1991, he worked for Kamyr Enterprises Inc. where he prepared market studies, a 3-year strategic plan, project proposals and was the contact for senior executives in pulp and paper industries and government authorities. From 1993 to 1994, he worked for gestion Lehoux et Tremblay inc. where he provided engineering for revamping power and pulp and paper plants, prepared studies on cogeneration plants and gave construction expertise. From 1991 to 1992 he worked for Arno Electric Ltd. where he developed a mechanical and piping division for industrial sectors, including aluminum, pulp and paper, hydraulic power, electrical substations and cogeneration. From 1989 to 1990, he worked for Dominion Bridge where he developed a mechanical and piping division for industrial sectors including aluminum, pulp and paper, hydraulic power, electrical substations, cogeneration, refinery and metallurgy. From 1974 to 1989, he worked for BG Checo International Ltd. where he lead business development for industrial projects such as petro-chemistry, pulp and paper, metallurgy and oil rigs.
From 1963-1973 he provided construction management on industrial projects for SNC Inc. Mr. Mondou is a Member of "Ordre des Ingenieurs du Quebec." On March 31, 2004, Dermond was approximately $12,375 US in arrears in the payment of Mr. Mondou's salary.

        Lac Dore Mining Inc.

Michel Garon - General Manager. Mr. Garon, age 52, has been a General Manager of Lac Dore since November 2002. Mr. Garon's career has been in mining, performing a variety of management functions for more than 20-years. From 1995 until joining Lac Dore Inc. in November 2002, Mr. Garon was General Manager for Noranda's Matagami Mine, in charge of two underground mining operations (annual operating budget - $35MM), including a concentrator and all the ancillary services. He was also responsible for the construction and development of a new underground operation (investment - $85 MM). He was Vice President of smelting operations for the Brunswick Mining and smelting Corporation Ltd in New Brunswick, Manager of the Opemiska Division of Minnova Inc. including three underground mines, a concentrator and all the ancillary services, and was superintendent of several operations from 1981 - 1987. Mr. Garon has a Master in Applied Sciences, ecole Polytechnique of Montreal, 1976 and Bachelor in Applied Sciences, Mining Engineering, ecole Polytechnique of Montreal, 1975. On March 31, 2004, Lac Dore Mining Inc. was approximately $58,000 US in arrears in the payment of Mr. Garon's salary.

Jan Mracek - Director of Technology. Mr. Mracek, age 47, has been Director of technology of Lac Dore since January 2003. Mr. Mracek is a Metallurgist with 22 years of experience in hydrometallurgy, in both research and plant operations. Mr. Mracek was responsible for technical research, design and commissioning of new technologies, including the development of an innovative vanadium recovery and refining process for McKenzie Bay. In operations, he focused on new technologies and improved plant performance. His responsibilities have included process selection, development and design; preparation of P&IDs and flow sheets; vendors evaluation; and selection of process equipment. Mr. Mracek has worked as a Metallurgist for SNC-Lavalin Engineers & Contractors Inc., Toronto, Ontario and Rustenburg Base Metals Refiners (Pty) Ltd., Rustenburg, South Africa; Plant Superintendent, Rhombus Vanadium (Pty) Ltd., Rustenburg, South Africa; Technical Development Manager, Hydrometallurgical Plant Bruntal, Bruntal, Czech Republic, and Researcher to Head of Metals Productions Department, Research Institute of Metals, Panenske Brezany, Czech Republic. Mr. Mracek has a PhD, Physical Metallurgy, Institute of Chemical Technology, Prague, Czech Republic, 1987 and MSc, Chemical Technology and Metallurgy, Institute of Chemical Technology, Prague, Czech Republic, 1980. On March 31, 2004, Lac Dore Mining Inc. was approximately $58,000 US in arrears in the payment of Mr. Mracek's salary.

(c)           Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

(d)     Involvement in Certain Legal Proceedings

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

- Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e)     Audit Committee Financial Expert

Not applicable.

(f)     Identification of the Audit Committee

Not applicable.

II. Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(a) under the Exchange Act during and with respect to our most recent fiscal year and any Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than as set forth below no person who at any time during the fiscal year ended September 30, 2003 was a director, officer, or to our knowledge a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

NAME                NUMBER OF LATE REPORTS        NUMBER OF TRANSACTIONS
                                              NOT REPORTED ON A TIMELY BASIS
Steven D. McCormick          1                                 3

To the best of our knowledge, all reports required to be filed with respect to our fiscal year ended September 30, 2003 have been filed and all late reports and required reports not filed with respect to prior periods have been disclosed by us in a prior Annual Report on Form 10-KSB.

        III. Code of Ethics

We have adopted a code of ethics that applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Any shareholder or interested party may request a copy of the code of ethics. Such request must be made by contacting Richard Kaiser at (757) 306-6090 or by email at: yes@yesinternational.com.

ITEM 10.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us and our subsidiaries: (a) all individuals serving as our chief executive officer (CEO) or acting in a similar capacity during the fiscal year ended September 30, 2003, regardless of compensation level and (b) our four most highly compensated executive officers other than the CEO who were serving as executive officers at September 30, 2003 and whose total annual salary and bonus, as so determined, was in excess of $100,000; (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2003 and whose total annual salary and bonus, as so determined, was in excess of $100,000 (the "Named Executive Officers"):


                                                            Long Term
                                                           Compensation
                                                           ------------
                                       Annual                 Awards
                                     Compensation

Name and Principal Position     Fiscal Year     Salary      Securities
                                                       Underlying Options/SARs
                                                      (shares of (common stock)
--------------------------------------------------------------------------------
Gary L. Westerholm,
President and CEO                2003          $115,500    200,000 shares
                                 2002          $102,262    200,000 shares
                                 2001           $28,571    430,000 shares
Gregory N. Bakeman,
Treasurer and CFO                2003          $110,250    200,000 shares
                                 2002           $89,282     50,000 shares
                                 2001           $21,429    155,000 shares


During the fiscal year ended September 30, 2003, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

Option/SAR Grants Table

The following table provides certain information concerning individual grants of stock options (whether or not in tandem with SARs), and freestanding SARs (including options and SARs that subsequently have been transferred) made during the fiscal year ended September 30, 2003 to each of the Named Executive
Officers:

           Option/SAR Grants in Fiscal Year Ended September 30, 2003
                               Individual Grants

Name                   Number of       % of Total
                       Securities     Options/SARs
                       Underlying        Granted  to
                     Options/SARs      Employees in  Exercise or
                  Granted (shares of     Fiscal      Base Price     Expiration
                     common stock)        Year          ($/Sh)          Date
------------------  --------------  ---------------  ----------    ------------
Gary L. Westerholm      100,000                         $1.00        9/30/07
                         50,000         18.6%           $1.00        9/30/12
                         50,000                         $1.50        2/10/13



Gregory N. Bakeman      100,000                         $1.00        9/30/07
                         50,000         18.6%           $1.00        9/30/12
                         50,000                         $1.50        2/10/13





Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides certain information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the fiscal year ended September 30, 2003 by each of the Named Executive Officers and the fiscal year-end value of unexercised options and SARs:

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name              Shares   Value      Number of Securities
                 Acquired Realized  Underlying Unexercised  Value of Unexercised
                    on       ($)     Options/SARs at FY-End     In-the Money
                 Exercise            (shares of common stock)  Options/SARs
                                                                 at FY-End
                                  Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------------------------------------------------------------------
Gary L. Westerholm  -0-     -0-     863,500/66,500          $669,465/$25,935
Gregory N. Bakeman  -0-     -0-     455,000/0               $350,900/0


An option in considered "in the money" for purposes of this table if its exercise price was lower than the market value of our common stock as of September 30, 2003 ($1.88 per share).

Long-Term Incentive Plans - Awards in Last Fiscal Year

We made no awards to a Named Executive Officer in the fiscal year ended September 30, 2003 under any Long-Term Incentive Plans other than as set forth in the Option/SAR Grants Table above.

Compensation of Directors

At the beginning of each of our fiscal years, each of our directors receives a 10-year option for the purchase of 50,000 shares of our common stock, exercisable at the fair market value of the shares on the first trading day of October in each year. A director who has or will serve on the Board of Directors for less than an entire fiscal year will be granted an option to purchase a pro-rata number of shares. The options are fully vested upon grant.

We have no other arrangements pursuant to which any of our directors were compensated during the fiscal year ended September 30, 2003 or are expected to be compensated in the future for any service provided as a director.

In February 2004, we extended the termination date from March 14, 2004 to September 15, 2008 of options to purchase an aggregate of 300,000 shares of our common stock previously granted to Gary L. Westerholm, Gregory N. Bakeman, John
W. Sawarin and Rocco J. Martino. The options are exercisable at $1.00 per share.

Employment Contracts and Termination of Employment, and Change in Control Arrangements.

On March 21, 2003, we entered into an employment agreement with each of Messrs. Westerholm, Bakeman and Sawarin pursuant to which they will serve as executive officers and receive annual base compensation of $121,000, $115,500 and $93,500, respectively. We have agreed to review the compensation annually during the last month of each fiscal year and to grant increases in compensation which will be effective on the first day of the immediately following calendar year, based upon the respective employee's performance, scope of responsibility assumed, compensation paid to similar employees in similar companies and such other factors as may guide us in setting reasonable compensation. In September 2003, we did not review the compensation because of our financial condition. Unless sooner terminated as provided for in the agreements, the terms of employment continue until April 1, 2006, provided, however, that such terms shall automatically be extended for additional periods of twelve months each unless we give notice, not less than three months prior to the expiration of the term, including any extensions, of the termination of the employment effective as of the next succeeding anniversary date of the expiration of the term or any extension. Each employee has the right to participate in all senior executive benefit, bonus and/or stock option plans we maintain and are available to our senior executive officers generally. In the event of the termination of an employee's employment as a result of disability, we will pay him an amount equal to his base annual salary less any credit for sick pay or other benefits received by him deriving from any private medical insurance or other similar arrangements entered into by us. Any of the employees may voluntarily terminate his employment with us at any time on at least 30 days prior written notice to us and shall then be entitled to receive his base salary until the date his employment terminates and certain other benefits. If there should be (a) a sale of substantially all our assets; (b) a merger, amalgamation or consolidation of us to form a new entity; or (c) a change in control of us and as a result an employee's employment is terminated but the acquirer or the new entity, as the case may be, offers the employee employment on terms and conditions that are essentially the same or better than those provided under his respective employment agreement, if the employee refuses that offer, the employee will not be entitled to any compensation under his employment agreement. If, however, upon any of such three events the employee is not offered employment by the acquirer or new entity, then the employee shall be entitled to receive his annual salary for a period of three years from the termination and any accrued but unpaid vacation pay. All other benefits the employee may have under the senior executive benefit bonus and/or stock option plans and programs of the employer shall be determined in accordance with the terms and conditions of such plans and programs. If we breach any provision of an employee's employment agreement and such breach is not cured by us within 15 days after receipt of written notice of the breach, the employee shall be entitled to receive his base salary for a period of three years and all other rights and benefits the employee may have under our senior executive benefit, bonus and/or stock option plans and programs shall be determined in accordance with the terms and conditions of such plans and programs. We are in breach of each of the employment agreements because we have not paid the required salaries. As of March 31, 2004, we were in arrears in salary payments under the employment agreements in the amounts of approximately $81,000, $72,000 and $54,500,
respectively.   We have not received written notice of the breaches from any of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Securities Authorized for Issuance With Respect to Compensation Plans

The following table provides certain information as of September 30, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:.

Plan Category   Number of shares       Weighted average      Number of shares
                of common stock to    exercise price of      of common stock
                be issued upon       outstanding options,  remaining available
                exercise of          warrants and rights   for future issuance
                outstanding                                other than securities
                options, warrants                          to be issued upon
                and rights                                  exercise of the
                                                           outstanding options,
                                                           warrants and rights
                                                           disclosed elsewhere
                                                           in this table. (1)

-------------   ---------------    -------------------   ----------------------
Equity
compensation
plans approved
by security
holders            3,420,417              $1.13                 4,079,583
Equity
compensation
plans not
approved by
security holders
(2)(3)              700,000               $1.00                     -0-


(1) We have three stockholder-approved equity compensation plans, each of which provides for a maximum of 2,500,000 shares of common stock which may be issued upon exercise of options that have and may be granted under adjustment as described in the plans.

(2) Prior the adoption of the shareholder approved equity compensation plans, we granted options to various individuals who provided services to us (including services as employees and/or directors) as partial payment for those services.

(3) The figures in this row include options for the purchase of an aggregate of 150,000 shares of common stock granted to our directors. These options were not considered granted under the stockholder-approved 2001 Directors Non-Qualified Stock Option Plan because the vesting schedules for these options varied from the terms of the plan.

Other than as set forth above, we do not have any compensation plan under which equity securities are authorized for issuance that was adopted without the approval of our security holders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2004 with respect to any person (including any "group") who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and                        Shares of Common Stock        Approximate
Address of Beneficial Owner    Beneficially Owned (1)(2)    Percent of Class
---------------------------   -------------------------     ----------------

Gary L. Westerholm
3362 Moraine Drive
Brighton, Michigan 48114        5,213,200 shares (3)               19.6 %

John W. Sawarin
143 Windsor Ave.
London, ONT  Canada  N6C 2A1    2,394,600 shares (4)                9.1 %

Stephen D. and
Karen A. McCormick
PO Box 1254
Bismarck, ND  58502             9,720,048 shares (5)               30.6 %

SOQUEM, INC.
1000, route de l'Eglise,
bureau 500
Sainte-Foy Quebec Canada
G1V 3V9                         1,520,123 shares                    6.0 %

Gregory N. Bakeman
975 Spaulding Avenue SE
Grand Rapids, Michigan 49546      568,700 shares (6)                2.2 %

Rocco J. Martino
1468 Gary Wood Drive
Bass Ridge, Illinois 60527        834,698 shares (7)                3.2 %

Donald C. Harms
37899 Twelve Mile Road
Farmington Hills, Michigan 48331  149,918 shares (8)                 (9)

Doris F. Galvin
19495 Sibley Road
Chelsea, MI 48118                   2,000 shares                     (9)

John A. Popp
PO Box 2917
Midland, MI  48640              1,445,430 shares  (10)              5.7 %

Officers and directors
 as a group (7 persons)        18,946,664 shares  (11)             54.7 %

(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(3) Includes (a) 200,000 shares owned by Mr. Westerholm's spouse, (b) 87,500 shares owned by Mr. Westerholm's son who resides in his household, (c)
3,957,700 shares held by the Westerholm Family Living Trust as to which Mr. Westerholm and his spouse are co-trustees and (d) 963,500 shares that can be acquired by Mr. Westerholm upon exercise of options and warrants. Does not include 66,500 shares that can be acquired by Mr. Westerholm upon exercise of options and warrants that are not exercisable within 60 days of the date hereof.

(4) Includes (a) 754,600 shares owned by Mr. Sawarin's spouse, (b) 780,000 shares that can be acquired by Mr. Sawarin upon exercise of options, and (c) 60,000 shares that can be acquired by Mr. Sawarin's spouse upon exercise of options.

(5) Includes (a) 2,535,018 shares owned jointly by Mr. McCormick and his spouse,
(b) 938,063 shares owned by a company of which Mr. McCormick is an affiliate and
(c) 6,216,667 shares that can be acquired by Mr. McCormick upon exercise of options.

(6) Includes (a) 500 shares owned by Mr. Bakeman's spouse, (b) 700 shares owned by Mr. Bakeman's minor children, and (c) 555,000 shares that can be acquired by Mr. Bakeman upon exercise of options.

(7) Represents (a) 560,055 shares owned by Martino Investment Partners, the general partners of which are Mr. Martino and his spouse, (b) 230,000 shares that can be acquired upon exercise of options and (c) 44,643 shares that can be acquired upon exercise of warrants.

(8) Represents (a)55,168 shares owned by Harms Family Living Trust, the sole beneficiaries and co-trustees of which are Mr. Harms and his spouse and (b) 93,970 shares that can be acquired upon exercise of options.

(9) Less than 1%.

(10) Represents (a) an aggregate of 106,140 shares held by Mr. Popp and his Individual Retirement Accounts. (b) 19,990 shares owned by Mr. Popp's spouse,
(c) 928,600 shares owned by MAP Mechanical Contractors, Inc. of which Mr. Popp is an affiliate, (d) 175,100 shares owned by MAP Mechanical Contractors, Inc. Profit Sharing Plan and (e) 215,600 shares owned by MAP Mechanical Contractors, Inc. Pension Plan.

(11) See notes above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 6, 2001, we entered into an agreement with Roberts Construction Company whereby Roberts proposed to purchase the Kelsey Lake diamond mine, which is owned by one of our subsidiaries. Roberts is a subsidiary of McCormick Incorporated. Stephen D. McCormick, one of our directors, is President and a shareholder of McCormick Incorporated. At the time of entering into the agreement, however, Mr. McCormick was not one of our directors. The agreement provided that Roberts was required to pay all operating costs and certain liabilities relating to the Kelsey Lake diamond mine, which would be applied to the purchase price of the mine if the transaction was completed. Roberts was entitled to reimbursement of the costs and payments if the transaction was not completed. In March 2002, Roberts informed us that it was terminating the agreement and would not complete the purchase. Accordingly, we reimbursed Roberts for the costs and liabilities it incurred by issuing 952,317 shares of common stock to Roberts Construction and 101,471 shares of common stock to Mr. McCormick.

We previously granted SOQUEM an option to purchase a 20% undivided interest in the Lac Dore project. On Aril 17, 2003, SOQUEM relinquished any rights it had relating to the deposits in exchange for 250,000 shares of our common stock.

We have retained the law firm of Larson, Harms & Bibeau, P.C. to perform certain legal services for us and expect to continue to do so in the future. Since October 1, 2002, we have incurred legal fees and expenses with such firm of approximately $160,000. Donald C. Harms, one of our a directors, is a principal of Larson, Harms & Bibeau, P.C. On May 15, 2003, we issued 20,000 shares of our common stock in consideration of the forgiveness of $17,100 we owed to Larson, Harms & Bibeau, P.C. At the direction pf Larson, Harms & Bibeau, P.C., 10,000 of the shares were issued to a trust the sole beneficiaries and co-trustees of which are Mr. Harms and his spouse. At the time of the issuance, the market value of our common stock was $.95 per share.

Other than as otherwise described in Items 10 and 12 of this Annual Report, during the last two years there have been no transactions, or are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions does not exceed $60,000

- Any of our directors or executive officers;

- Any nominee for election as a director;

- Any security holder named in Item 11 of this Annual Report; and

- Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the above persons.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

 (a)    Exhibits

Exhibit
Number                             Description


2.1 Share Purchase Agreement between McKenzie Bay International, Ltd. and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc. of February 12, 2002. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and hereby incorporated by reference.


3.1 Certificate of Incorporation, as amended. Previously filed as an exhibit to our registration statement on Form 10-SB and hereby incorporated by reference.

3.2 Bylaws. Previously filed as an exhibit to our registration statement on Form 10-SB and hereby incorporated by reference.

4.1             See Exhibits 3.1 and 3.2.

4.3 Specimen Stock Certificate. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

4.4 Form of Warrant. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and hereby incorporated by reference.

4.5 Form of Subscription Agreement. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.1 Employment Agreement between Experts Conseils Dermond Inc. and Jacquelin Dery, dated February 12, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.2 Royalty Agreement between McKenzie Bay International, Ltd. and Jacquelin Dery as of February 12, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.3 Employment Agreement between Experts Conseils Dermond Inc. and Lauren Mondou, dated February 12, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.4 Royalty Agreement between McKenzie Bay International, Ltd. and Lauren Mondou as of February 12, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.5 Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.6 2001 Employee Non-qualified Stock Option Plan.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.7 Amended 2001 Directors Non-qualified Stock Option Plan.* Previously filed as an exhibit to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.8 2001 Employee Incentive Stock Option Plan.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.

10.9 Agreement dated April 17, 2003 between McKenzie Bay Resources Ltd. and SOQUEM Inc. terminating prior agreements. ++

10.10           Employment Agreement dated March 21, 2003 between Gary L.
                Westerholm and McKenzie Bay International, Ltd. * ++

10.11           Employment Agreement dated March 21, 2003 between Gregory N.
                Bakeman and McKenzie Bay International, Ltd. * ++

10.12           Employment Agreement dated March 21, 2003 between John W.
                Sawarin and McKenzie Bay International, Ltd. * ++

10.13 Consulting Agreement as of February 15, 2003 between McKenzie Bay Resources, Inc.(now known as Lac Dore Mining Inc.) and Savanco, (Pty) Ltd, incorporated. ++

10.14 Agreement of August 19, 2003 between McKenzie Bay International, Ltd. Resources, Inc. and Yes International Inc. ++

10.15 Standby Equity Distribution Agreement Agreement as of April 6, 2004 between Cornell Capital Partners, LP and McKenzie Bay International Ltd. ++

10.16 Registration Rights Agreement as of April 6, 2004 between Cornell Capital Partners, LP and McKenzie Bay International Ltd.
                ++

10.17 Placement Agent Agreement as of April 6, 2004 between McKenzie Bay International Ltd. and Spencer Clarke LLC. ++

10.18 Escrow Agreement as April 6, 2004 between McKenzie Bay International Ltd., and Butler Gonzalez LLP. ++

14.1            Code of Ethics. ++

21.1            Subsidiaries. ++

31.1            Rule 13a-14(a) Certification of Gary L. Westerholm. ++

31.2            Rule 13a-14(a) Certification of Gregory N. Bakeman. ++

32.1            Certification Pursuant to 18 U.S.C. Section 1350 of Gary L.
                Westerholm. ++

32.2            Certification Pursuant to 18 U.S.C. Section 1350 of Gregory N.
                Bakeman. ++

99.1 Lac Dore Feasibility Study - Executive Summary. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10- SB and hereby incorporated by reference.

*       Management contract or compensatory plan or arrangement.
++      Filed herewith.

(b)     Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

Date of Report                       Item(s) Reported

July 9, 2003                               5 and 7
July 9, 2003                               7 and 9
July 24, 2003                              5 and 7
August 18, 2003                            5 and 7
September 3, 2003                          5 and 7
September 8, 2003                          5 and 7
September 29, 2003                         5 and 7

ITEM 14.        PRINCIPAL ACCOUNTANT FEE AND SERVICES.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April_16, 2004   MCKENZIE BAY INTERNATIONAL, LTD.

By:     /s/ Gary L. Westerholm
        -------------------
        Gary L. Westerholm
        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date
------------------    ---------------------------      ------------------

/s/Gary L. Westerholm
------------------
Gary L. Westerholm     President, Chief Executive         April 16, 2004
                         Officer and Director
                     (Principal Executive Officer)

/s/Gregory N. Bakeman
-----------------
Gregory N. Bakeman    Treasurer, Chief Financial          April 16, 2004
                      Officer and Director
                     (Principal Financial and
                            Accounting Officer)

John W. Sawarin              Director

Rocco J. Martino             Director

/s/Stephen D. McCormick
--------------------
Stephen D. McCormick         Director                     April 16, 2004


/s/Donald C. Harms
----------------
Donald C. Harms              Director                     April 16, 2004


/s/ Doris F. Galvin
---------------
Doris F. Galvin              Director                     April 16, 2004