Form 10QSB
period 2003-12-31
MCKENZIE BAY INTERNATIONAL LTD
filed 2004-05-06
CIK 1144216

United States
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

                               December 31, 2003

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

(State or Other Jurisdiction of        (IRS Employer Identification No.)
Incorporation or Organization)


                            975 Spaulding Avenue SE
                          Grand Rapids, Michigan 49546

                    (Address of Principal Executive Offices)

                                 (616) 940-3800

                   (Issuer's Telephone Number with Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No ___


On May 6, 2004, the registrant had outstanding 26,177,548 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes      No    X


                        MCKENZIE BAY INTERNATIONAL, LTD.
                              INDEX TO FORM 10-QSB

                                                                       Page
                                                                      Number
                                                                  -------------
Part I. Financial Information

Item 1. Financial Statements...................................................1
  Condensed Consolidated Balance Sheets as of
   December 31, 2003 and September 30, 2003,...................................1

  Consolidated Statements of Loss for the
   three months ended December 31, 2003 and 2002,..............................2

  Consolidated Statements of Cash Flows for
   the three months ended December 31, 2003 and 2002...........................3

  Notes to Condensed Consolidated Financial Statements.........................5
Item 2.  Management's Discussion and Analysis or Plan of Operation............14
Item 3.  Controls and Procedures..............................................18

Part II.  Other Information
Item 2.  Changes in Securities................................................19
Item 6.  Exhibits and Reports on Form 8-K.....................................19
Signatures....................................................................23
Certifications................................................................24

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes  [X]     No  [ ]     .

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ ]         No   [X]

================================================================================


                        MCKENZIE BAY INTERNATIONAL LTD.
                                      and
                                  subsidiaries
                         (A development-stage company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Amounts stated in US dollars)


                                              December 31,      September 30,
                                                 2003                2003
                                              -----------        -----------
                    ASSETS                     UNAUDITED
Current:
    Cash and cash equivalents                 $    29,962      $      49,208
    Accounts receivable                           117,317            262,979
    Prepaid expenses and deposits                 104,403            145,441
                                              -----------        -----------
Total current assets                              248,682            457,628
Reclamation cash bond                             338,685            338,685
Property and equipment                             72,688             76,263
                                              -----------        -----------
Total assets                                  $   660,055      $     872,576
                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
    Bank indebtedness                         $   100,588      $      83,463
    Accounts payable and accrued liabilities    2,161,155          2,162,934
    Current portion of long-term debt              71,635             32,945
                                              -----------        -----------
Total current liabilities                       2,333,378          2,279,342

Long-term and other liabilities:
Long-term debt                                  1,080,244          1,074,651
Reclamation and closure liabilities               250,000            250,000
Redeemable capital stock                          252,175            252,175
                                              -----------        -----------
Total long-term and other liabilities           1,582,419          1,576,826

Stockholders' equity (deficit):
 Capital stock
   75,000,000 shares of common stock authorized, at
   $0.001 par value 25,362,244 shares
   issued and outstanding
   (30/09/2003, 25,229,958)                        23,781             23,649
 Additional paid in capital (note 4)           17,004,922         16,781,788
 Accumulated deficit                          (19,950,827)       (19,564,758)
 Accumulated other comprehensive income(loss)    (333,618)          (224,271)
                                              -----------        -----------
Total stockholders' deficit                    (3,255,742)        (2,983,592)
                                              -----------        -----------
Total liabilities and stockholders' deficit   $   660,055       $    872,576

   (See accompanying notes to condensed consolidated financial statements)

                                                                                    Cumulative
                                                        Three months ended        from inception
                                                            December 31,           on August 23,
                                                         2003          2002             1996
                                                      ----------    ----------     ---------------

Revenue                                               $        -    $   21,681     $        12,825
                                                      ----------    ----------     ---------------

Expenses:
 Research, development and exploration                    16,750       280,370           7,720,022
 General administration                                   84,348        38,657           1,237,283
 Reorganization costs                                          -             -             102,914
 Wages and benefits                                       31,799        89,606           1,177,793
 Management wages and benefits                           151,554       340,903           2,504,354
 Professional fees                                        45,662       332,460           1,620,623
 Advertising, promotion and travel                        35,437        36,764             859,038
 Amortization                                              4,046         5,320             392,888
 Interest and bank charges                                15,789             -             175,591
 Interest on long-term debt                                  728         1,622              90,902
                                                      ----------     ---------      --------------
                                                         386,113     1,125,702          15,881,408
                                                      ----------     ---------      --------------

Loss before the following:                              (386,113)   (1,104,021)        (15,868,583)
Write-down of assets                                           -             -          (1,626,821)
Write-off of incorporation and
 reorganization costs                                          -             -             (49,137)
Write-down of marketable securities                            -         3,779          (1,104,214)
Bad debts recovery                                             -         1,678                   -
Gain (loss) on sale of marketable securities                   -           632            (138,028)
Interest income                                               44           131              27,941
                                                      ----------     ---------      --------------
Net loss before mining taxes and cumulative
  effect of change in accounting principle
   for SFAS 142                                         (386,069)   (1,097,801)        (18,758,842)
Current mining tax recovery                                    -             -             141,000
                                                      ----------     ---------      --------------
Net loss before cumulative effect of change
  in accounting principle for SFAS 142                  (386,069)   (1,097,801)        (18,617,842)

Cumulative effect of change in accounting
  principle for SFAS 142                                       -      (146,972)           (146,972)
                                                      ----------     ---------      --------------
Net loss                                             $  (386,069)  $(1,244,773)     $  (18,764,814)
                                                      ----------     ---------      --------------
Comprehensive loss (note 6)                          $  (495,416)  $(1,257,634)     $  (19,098,432)

Basic and diluted loss per share: Net loss
    before cumulative effect of change in
    accounting principle                             $     (0.02)  $     (0.05)
Cumulative effect of change in accounting
    principle                                                  -         (0.01)
                                                      ----------     ---------
Net loss                                             $     (0.02)  $     (0.06)
                                                      ==========     =========
Weigthed average shares outstanding                  $25,321,191   $23,420,095

   (See accompanying notes to condensed consolidated financial statements)

                        MCKENZIE BAY INTERNATIONAL LTD.
                                      and
                                  subsidiaries
                         (A development-stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Amounts stated in US dollars)

                                                                                      Cumulative
                                                         Three months ended         from inception
                                                            December 31,              on August 23,
                                                         2003            2002             1996
                                                      ----------      ----------    ---------------
Cash flows used in operating activities:
  Net loss                                            $ (386,069)   $ (1,244,773)  $   (18,764,814)
  Items not affecting cash:
    Cumulative effect of change in accounting principle        -         146,972           146,972
    Amortization                                           4,046           5,320           392,888
    Expenses settled through issuance of common stock          -               -         1,805,662
    Capitalized interest on convertible notes payable          -               -             2,571
    Reclamation and closure costs                              -               -           250,000
    Write-down of assets                                       -               -         1,626,821
    Write-down(up) of marketable securities                    -          (3,779)        1,104,214
    Write-off of incorporation and reorganization costs        -               -            49,137
    (Gain)Loss on sale of marketable securities                -            (632)          138,028
    Stock-based compensation                              57,125         298,482         1,729,266
  Net change in non-cash working capital related to
      operations:
    Accounts receivable                                  152,983         (15,782)          (52,633)
    Inventories                                                -          19,562                 -
    Prepaid expenses and deposits                         41,038          20,877           (53,919)
    Accounts payable and accrued liabilities             (74,624)        448,805         2,061,578
                                                     -----------       ---------     -------------
 Net cash used in operating activities                  (205,501)       (324,948)       (9,564,229)

Financing activities:
  Issuance of notes payable                                    -               -           350,000
  Increase (decrease)in bank indebtedness                 18,945            (731)           96,141
  Increase in convertible notes payable                        -               -            23,055
  Issuance of long-term debt                                   -               -           137,435
  Repayment of long-term debt                             (9,604)         (7,631)         (114,094)
  Receipt of repayable government assistance               4,950               -           931,581
  Proceeds from sale of common stock                     168,370         309,614        12,046,027
  Proceeds on sale of options                                  -               -            33,160
  Redemption of redeemable capital stock                       -               -           (37,500)
  Purchase of common stock for treasury                        -               -          (149,622)
                                                     -----------       ---------      ------------
                                                         182,661         301,252        13,316,183

Investing activities:
  Purchase of marketable securities                  $         -       $       -      $ (1,767,835)
  Purchase of reclamation cash bond                            -               -          (338,685)
  Purchase of property and equipment                           -          (1,738)       (2,058,006)
  Proceeds - sale of marketable securities                     -           4,447           525,593
  Incorporation and reorganization costs                       -               -           (81,769)
  Business acquisition - Dermond                               -               -           (31,286)
                                                     -----------       ---------       -----------
                                                               -           2,709        (3,751,988)
                                                     -----------       ---------       -----------
Effect of foreign currency
    exchange rate changes on cash and equivalents            594         (12,861)           26,996
                                                     -----------       ---------       -----------
Net increase (decrease) in cash and cash
    equivalents                                          (22,246)        (33,848)           26,962
Cash and cash equivalents, beginning of period            49,208          45,325                 -
                                                     -----------       ---------       -----------
Cash and cash equivalents, end of period             $    26,962       $  11,477       $    26,962
                                                     ===========       =========       ===========
Supplemental non-cash financing activities:

Issuance of common stock in lieu of requiring
  the Company to repurchase redeemable capital stock $         -       $       -       $   110,000

Issuance of options in lieu of requiring Company
  to repurchase redeemable capital stock                       -               -           605,210

Issuance of common stock in lieu of payment of notes
  payable                                                      -               -           356,424

Conversion of notes payable into capital stock                 -               -            25,626

Repurchase of capital stock in settelment of
  accounts receivable                                          -               -            11,300
                                                    ------------       ---------       -----------
                                                    $          -       $       -       $ 1,108,560
                                                    ============       =========       ===========

    (See accompanying notes to condensed consolidated financial statements)


                        MCKENZIE BAY INTERNATIONAL LTD.
                                      and
                                  subsidiaries
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 2003
           (Amounts stated in US dollars unless indicated otherwise)

1. Nature of operations

The Company is a development stage company with no operations. The company has interests in a vanadium/titanium deposit, with turbine technology and a diamond mine. The Company was incorporated in Delaware on August 17, 1998 under the name Decker Organic Systems, Inc.

2. Accounting policies

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") and reflect the following significant accounting policies:

(a) Basis of presentation

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

As discussed in note 4, the Company may be required to repurchase shares, at the option of the holders, for an amount of $252,175.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

(b) Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, Lac Dore Mining Inc. (formerly McKenzie Bay Resources Ltd.), Great Western Diamond Company, Experts Conseils Dermond Inc. and a 62.5% interest in Ptarmigan Energie Inc. All intercompany balances and transactions have been eliminated in consolidation.

(c) New accounting pronouncements

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


(d) Stock-based compensation plan

i. The Company has stock-based compensation plans which are described in note 4. The Company uses the fair value method of accounting for all stock options granted to non-employees in accordance with the provisions of SFAS 123 and the intrinsic value method for those granted to employees in conformity with Accounting Principles Board Opinion No. 25 and its related interpretation and allowed by SFAS 123. Under the fair value based method, compensation cost attributable to awards is measured at the date of the grant and recognized over the vesting period in operating expense as it is the case under the intrinsic value method when exercise price is lower than the current market price at the date of the grant. No compensation cost is recorded for all other stock-based employee compensation awards and consideration paid by employees on the exercise of stock options is recorded as capital stock.

ii. Fair value disclosure

SFAS 123 encourages but does not require companies to include in compensation cost the fair value of stock options granted to employees. A company that does not adopt the fair-value method must disclose the cost of stock compensation awards, at their fair value, on the date the award is granted. This fair value was estimated using the Black-Scholes model with assumptions of a 2 to 10 years expected term, 113% to 130% volatility, interest rates ranging from 1.49% to 4.03% and an expected dividend yield of 0%. Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss, loss per share and stock based compensation would have been as follows:

                                Three Months Ended December 31,

                                     2003                 2002
                               ----------------     ----------------
Net Loss:
As reported                $         (386,069)    $    (1,244,773)

Pro forma                  $       (1,300,388)    $    (1,835,335)


                                Three Months Ended December 31,

                                    2003                  2002
                               ---------------      ---------------
Net loss Per Share:
Basic and diluted:
As reported                     $  (0.02)         $      (0.06)

Pro forma                       $  (0.05)         $      (0.08)




                                Three Months Ended December 31,

                                    2003                  2002
                               ---------------      ---------------
Stock based
compensation
expense
as reported                   $    6,442              $   244,212

Stock based
compensation
expense if
fair value was
used                          $  920,761              $   834,773



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

In the quarter ended March 31, 2003, the Company completed their SFAS 142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $146,972 associated with the fiscal 2002 acquisitions of DERMOND INC. should be reduced to $0. The fair value of the reporting unit (DERMOND INC.) was determined using the present value of expected future cash flows and other valuation measures.


The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The impact on the three-month period ended December 31, 2002 was as follows:


                       Three months ended December 31, 2002

                           Net income        Basic loss
                              (loss)         per share
                          -------------    -------------

Reported net income        $(1,097,801)    $(0.05)
Less:  Impairment charge      (146,972)     (0.01)
Adjusted net loss          $(1,244,773)    $(0.06)


4. Capital stock

Authorized -
        75,000,000 common stock, par value $0.001 per share

Issued -                                               Additional
                                            Common       paid in
                                 Shares     stock        capital       Total
                              ----------  ---------   ------------   -------

Balance, September 30, 2003   25,229,958  $  23,741   $ 16,942,618  $16,966,359

Common stock issued for:
        Cash                     132,286        132        168,238      168,370

Stock options, compensation            -          -         54,896       54,896
                              ----------    --------   -----------  -----------
Balance December 31, 2003     25,362,244     23,873     17,165,752   17,189,625

Less treasury stock at cost      (92,000)       (92)      (160,830)    (160,922)
                              ==========  =========   ============  ===========
Balance, December 31, 2003    25,270,244  $  23,781   $ 17,004,922  $17,028,703




Share-based incentive plans

As of December 31, 2003, the Company has the following three stock-based incentive plans. Each plan permits the issuance of up to 2,500,000 options.

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

The following tables contain information with respect to all options granted by the Company:
                                                          Weighted
                                                          average
                                                          exercise
                                                           price
                                                            per
                                          Shares           share
                                     --------------    -------------
Balance, September 30, 2003             13,131,617         $1.04
        Granted                            550,000         $1.89
Options outstanding,
December 31, 2003                       13,681,617         $1.08


        Outstanding options                           Exercisable options
----------------------------------            ---------------------------------
                          Weighted                           Weighted
                           average                           average
                            price                             price
                Shares    per share             Shares      per share
               --------   ---------            --------    -----------
$0.74           300,000     $ 0.74                   -      $     -
$1.00        11,121,917       1.00          10,431,917         1.00
$1.25           476,200       1.25             476,200         1.25
$1.30 - $1.50 1,175,000       1.38             775,000         1.42
$1.88           525,000       1.88             525,000         1.88
$2.00 - $3.00    83,500       2.63              83,500         2.63
             ----------                     -----------
             13,681,617                     12,291,617




(a) Stock warrants

        As at December 31, 2003, the following warrants are outstanding:

                                              Number
                                           of warrants
                                           -----------
Outstanding, September 30, 2003               952,619
Issued during the year                         66,143
Exercised during the year                     (42,857)
Outstanding, December 31, 2003                975,905

The warrants outstanding can be exercised at prices ranging from $1.55 to $3.00 (150,000 warrants outstanding exercisable at CDN$2.00). The expiration dates of the warrants range from January 1, 2004 to November 6, 2005.

(b) Redeemable capital stock

The Company has 81,700 common shares outstanding that have certain rights attached permitting the holder to require the Company to repurchase these shares. Pertaining to subscription agreements, if stockholders exercise their rights, the Company would be obligated to pay, as of December 31, 2003 or gradually over the next two years, a maximum amount of $252,175. This right requires a repurchase at prices increasing in time from $2.50 to $3.25.

5. Kelsey Lake Diamond Mine

The Company is actively seeking a partner or purchaser to take over the Kelsey Lake mine. If the Company is unable to find a partner or purchaser in 2004, Great Western Diamond Company intends to close the Kelsey Lake mine permanently and initiate mine reclamation.

6. Comprehensive loss                                   Cumulative
                                                            from
                          Three months ended           inception on
                              December 31,               August 23,
                       2003                 2002            1996
                   ------------         -----------     --------------
Net loss        $   (386,069)          $ (1,244,773)    $  (18,764,814)
                   ------------         -----------     --------------
Foreign currency
translation
adjustment      $   (109,347)          $    (12,861)    $     (333,618)
                   ------------         -----------     --------------
Comprehensive
loss            $   (495,416)          $ (1,257,634)    $  (19,098,432)
                   ============         ===========     ==============


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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

Computation of Net Loss           Three Months ended December 31,
Per Common Share                 2003                    2002
-----------------------   -----------------       ------------------
Net Loss                   $   (386,069)          $     (1,244,773)
                          -----------------       ------------------
Total Weighted Average
Number of Common Shares
and Equivalents              25,321,191                 23,420,095
                          -----------------       ------------------
Net Loss per
Common Share               $      (0.02)          $          (0.06)
                          =================       ==================


8. Related party transactions

Company has retained a law firm to perform legal services for which Company has incurred total expenditure of $21,499 for the three months ended December 31, 2003. A director for the Company is a partner in that law firm. The transactions were valued at the exchange amount, which is the amount of consideration agreed to by the related parties. As of December 31, 2003, an amount of $81,794 resulting from these transactions is included in accounts payable and accrued liabilities.

9. Commitments and Contingencies

The company has provided a 50% lien on the reclamation bond on deposit with the state of Colorado with payment being made in the event that the Great Western Diamond Company is sold and the deposit returned.

Royalty Agreements

The Company has entered into a royalty agreement that will pay 2.5% of Dermond wind turbine sales to the former owners.

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

10. Subsequent events

On April 6, 2004 the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the agreement and subject to its terms and conditions, which the Company may not be able to satisfy, the Company may require Cornell Capital Partners, L.P. to purchase newly issued common shares from the Company, to a maximum market value of $15 million, over a 24-month period, less certain fees and expenses.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Development of WindStor

We anticipate that, with adequate funding, we can complete engineering and development of the DWT and WindStor, construct and install prototypes of each and, assuming successful operation of the prototypes, begin commercial installations of WindStor in 2004.

We believe that we will require additional funds of approximately $1.2 million to complete development and construct, install and test the DWT and WindStor and begin a marketing program. We have received conditional commitments from Canadian governmental agencies for an additional $330,000 in non-refundable grants and loans of $590,000. Because we do not know if we can satisfy the conditions, we do not know if we will receive any of the additional funds.
Other than a conditional commitment from Cornell Capital Partners, LP as described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, we have received no commitments for the balance of the requisite funds and there can be no assurance that we will be successful in obtaining those funds. If we do not obtain all of the requisite funds, we will not be able to produce or sell any DWTs.

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


DWT & WindStor marketing         $5,700,000

DWT Prototype design,
construction and installation     1,200,000

Operating requirements            9,000,000
                               ------------
TOTAL                           $15,900,000
                               ============
Four entities have expressed interested in commercial installations of WindStor. Prior to any installation of WindStor, we and each prospective customer must be satisfied that adequate wind power exists at the respective location to provide sufficient electricity production from a DWT to create an economically feasible WindStor facility. While wind testing is being conducted, zoning, permitting and site location issues will be addressed. If wind power is sufficient, all regulatory issues are resolved, site plans are approved, we are able to obtain adequate financial resources, we successfully obtain working prototypes and pricing terms are agreed upon by prospective customers, we intend to begin to install WindStor.

Development of Lac Dore Mining Co.

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

If results from the SPU project are successful and demand for the chemicals provided to potential customers of Lac Dore Mining Co. are sufficient to warrant additional development, we intend to build a larger production facility, called the Development Production Pilot Plant (DPPP). If feasible and also largely dependent upon adequate funding being available, this project would take place after the end of the fiscal year ending September 30, 2004. The cost to build the DPPP has been estimated to be approximately $10 million.

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

Our cash requirements for administrative costs for the fiscal year ending September 30, 2004 (including direct support of subsidiary operations) are as follows:

           Use                            Amount
---------------------------------     --------------
Employee salaries                         $600,000

Professional costs (includes
consultants, outside accountants,
independent auditors and
legal counsel)                          $1,400,000

General administrative (includes
lease obligations, travel and
other administrative costs)               $450,000

The Company and its subsidiaries are not able to continue development and administrative functions for more than a few months unless additional funding becomes available.

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

Forward-Looking Statements

This Form 10-QSB contains statements that are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "estimates," "anticipates," "plans," "believes," "projects," "expects," "intends," "predicts," "potential," "future," "may," "contemplates," "will," "should," "could," "would" or the negative of such terms or other comparable terminology. These statements relate to our future operations and financial performance or other future events. Many of the forward-looking statements are based on current expectations, management beliefs, certain assumptions made by our management and estimates and projections about our industry.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003, and other periodic reports filed with the Securities and Exchange Commission, including those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 under the caption "FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK," which disclosure is hereby incorporated by reference, of the factors that could cause actual results to differ from those described in the forward-looking statements include or result from:

- Because we have no operating history, there is no basis on which you can evaluate our proposed business and prospects.

- We have had losses since inception and expect losses to continue for the foreseeable future.

- Because of our limited capital, unless we obtain substantial additional capital we may not have sufficient capital to engage in our proposed business activities or to continue as a going concern. The auditor's report on our consolidated financial statements for the year ended September 30, 2003 states that the Company suffered recurring losses and has a deficiency in assets that raise substantial doubt about the our ability to continue as a going concern.

- Although we intend to obtain additional capital primarily through the sale of equity securities to be issued by us, we cannot assure you that additional financing will be available on terms not unfavorable to us, if at all.

- If we raise additional funds through the issuance of our equity securities, the percentage ownership of our stockholders will be reduced and stockholders may experience dilution which could substantially diminish the value of their common stock.

- We may have incurred significant contingent liabilities through offers and sales of our equity securities.

- If we violated certain securities laws, we may not now be able to privately offer our equity securities for sale.

- Because our proprietary technologies processes may prove ineffective or unfeasible, we are unable to determine if our engineering and test results can be duplicated in commercial production.

- We have not been issued any patents and will not file for patents on certain capabilities and processes that we consider intellectual property. In the absence of patent protection, similar technology could be developed independently by a third party which could materially harm us.

- If we fail to obtain needed governmental approvals or encounter significant delays in obtaining or renewing governmental permits or approvals, we may not be able to engage in our proposed business activities.

- Because there has not been an active trading market for our common stock, an investment in the stock is less liquid and involves inherently more risk than are securities that are actively traded.

- The ability to sell shares of our common stock in a public market may be significantly impaired by the SEC's penny stock rules.

- Because of the concentration of ownership of our common stock by a small number of stockholders, it is unlikely that any other holder of common stock will be able to affect our management or direction.

- Certain stockholders have the right to require us to repurchase their shares for a maximum amount of approximately $252,000 which could materially, adversely affect our financial position.

- Because none of our officers has had any prior experience in our proposed business activities, their judgment may not be sound.

- Because we are in arrears in the payment of salaries to our executive officers and employees of our subsidiaries, any or all of them may resign and we may be liable for additional payments in which case we could be materially adversely affected.

- Because our business plan is heavily dependent on the success of new and untried products successfully entering the market place, we can not be sure that they will perform as we anticipate.

- Although we plan on maintaining commercial insurance to reduce some operating hazard risks, such insurance may not be available to us at economically feasible rates, if at all.

- Technological advances by others could make our products obsolete.

- Because we plan to rely on independent third-party manufacturers to fabricate the DWT and WindStor products, supplier capacity, shortages in necessary raw materials, work stoppages and transportation problems could materially, adversely affect our business.

- Recently enacted and proposed changes in securities laws and regulations have and will continue to increase our accounting and legal costs.

Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). These individuals have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.

The following information relates to equity securities we sold during the quarter ended December 31, 2003 that were not registered under the securities Act of 1933.

- On October 1, 2003, we granted options to purchase 525,000 shares of common stock to the then six directors of the McKenzie Bay International Ltd., the five directors of Lac Dore Mining, Inc. and the four directors of DERMOND, INC in exchange for services rendered. The options are exercisable until September 30, 2013 at $1.88 per share.

- On October 24, 2003, we sold 89,286 shares of common stock and warrants for the purchase of 44,643 shares to a private investor for approximately $100,000. The warrants are exercisable until October 23, 2005 at $2.00 per share.

- On November 7, 2003, we sold 43,000 shares of common stock and warrants for the purchase of 21,500 shares to a private investor for approximately $67,370. The warrants are exercisable until November 6, 2005 at $3.00 per share.

- On December 11, 2003, we issued options to purchase 25,000 shares of common stock to a consultant in exchange for services to be rendered to us. The options are exercisable until December 10, 2013 at $2.10 per share.

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

Item 6. Exhibits and Reports on Form 8-K.

 (a)    Exhibits

Exhibit
Number              Description
-----------------------------------------------------
2.1 Share Purchase Agreement between McKenzie Bay International, Ltd. and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc. of February 12, 2002. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and hereby incorporated by reference.

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

10.9 Agreement dated April 17, 2003 between McKenzie Bay Resources Ltd. and SOQUEM Inc. terminating prior agreements. * Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.10 Employment Agreement dated March 21, 2003 between Gary L. Westerholm and McKenzie Bay International, Ltd. * Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.11 Employment Agreement dated March 21, 2003 between Gregory N. Bakeman and McKenzie Bay International, Ltd. * Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.12 Employment Agreement dated March 21, 2003 between John W. Sawarin and McKenzie Bay International, Ltd. * Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.13 Consulting Agreement as of February 15, 2003 between McKenzie Bay Resources, Inc.(now known as Lac Dore Mining Inc.) and Savanco, (Pty) Ltd, incorporated. Previously filed as an exhibit to our Annual Report on Form 10- KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.14 Agreement of August 19, 2003 between McKenzie Bay International, Ltd. Resources, Inc. and Yes International Inc. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.15 Standby Equity Distribution Agreement as of April 6, 2004 between Cornell Capital Partners, LP and McKenzie Bay International Ltd. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.16 Registration Rights Agreement as of April 6, 2004 between Cornell Capital Partners, LP and McKenzie Bay International Ltd. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.17 Placement Agent Agreement as of April 6, 2004 between McKenzie Bay International Ltd. and Spencer Clarke LLC.

10.18 Escrow Agreement as April 6, 2004 between McKenzie Bay International Ltd., and Butler Gonzalez LLP. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

21.1 Subsidiaries. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

31.1  Rule 13a-14(a) Certification of Gary L. Westerholm. ++

31.2  Rule 13a-14(a) Certification of Gregory N. Bakeman. ++

32.1  Certification Pursuant to 18 U.S.C. Section 1350 of Gary L. Westerholm. ++

32.2  Certification Pursuant to 18 U.S.C. Section 1350 of Gregory N. Bakeman. ++

99.1 Lac Dore Feasibility Study & Executive Summary. *Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and hereby incorporated by reference.

*     Management contract or compensatory plan or arrangement.
++    Filed herewith.




(b)     Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

Date of Report      Item(s) Reported
---------------------------------------
November 24, 2003       5 and 7
November 24, 2003       5 and 7




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


McKENZIE BAY INTERNATIONAL, LTD.


Date:  May 6, 2004   By:   /s/ Gary L. Westerholm
                               ----------------------
                               Gary L. Westerholm
                               President, Chief Executive Officer and Director (Principal Executive Officer)



Date:  May 6, 2004   By:    /s/ Gregory N. Bakeman
                              ----------------------
                               Gregory N. Bakeman
                               Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)