Form 10QSB
period 2004-03-31
MCKENZIE BAY INTERNATIONAL LTD
filed 2004-05-14
CIK 1144216

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

                                 March 31, 2004

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


On May 14, 2004, the registrant had outstanding 26,177,548 shares of common stock, $.001 par value.

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

Item 1. Financial Statements...................................................1
  Condensed Consolidated Balance Sheets as
  of March 31, 2004 and September 30,2003,.....................................1

  Consolidated Statements of Loss for the
  three and six months ended March 31, 2004 and 2003...........................2

  Consolidated Statements of Cash Flows for
  the six months ended March 31, 2004 and 2003.................................3

 Notes to Condensed Consolidated Financial Statements..........................6
Item 2.  Management's Discussion and Analysis or Plan of Operation............15
Item 3.  Controls and Procedures..............................................19

Part II.  Other Information
Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities.......................................20
Item 6.  Exhibits and Reports on Form 8-K.....................................20
Signatures....................................................................24
Certifications................................................................25


================================================================================



                        MCKENZIE BAY INTERNATIONAL LTD.
                                      and
                                  subsidiaries
                         (A development-stage company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                         (Amounts stated in US dollars)


                                               March 31,         September 30,
                                                 2004                2003
                                              -----------        -----------
                    ASSETS                     UNAUDITED
Current:
    Cash and cash equivalents                 $   164,792      $      49,208
    Accounts receivable                           154,014            262,979
    Prepaid expenses and deposits                  90,419            145,441
                                              -----------        -----------
Total current assets                              409,225            457,628
Reclamation cash bond                             338,685            338,685
Property and equipment                             75,019             76,263
                                              -----------        -----------
Total assets                                  $   822,929      $     872,576
                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
    Bank indebtedness                         $   121,776      $      83,463
    Accounts payable and accrued liabilities    2,490,395          2,162,934
    Current portion of long-term debt             108,967             32,945
                                              -----------        -----------
Total current liabilities                       2,721,147          2,279,342

Long-term and other liabilities:
Long-term debt                                  1,020,064          1,074,651
Reclamation and closure liabilities               250,000            250,000
Redeemable capital stock                          206,575            252,175
                                              -----------        -----------
Total long-term and other liabilities           1,476,639          1,576,826

Stockholders' equity (deficit):
 Capital stock
   75,000,000 shares of common stock authorized, at
   $0.001 par value 25,549,147 shares
   issued and outstanding
   (30/09/2003, 25,229,958)                        24,061             23,649
 Additional paid in capital                    18,214,886         16,781,788
 Accumulated deficit                          (21,310,239)       (19,564,758)
 Accumulated other comprehensive income(loss)    (303,565)          (224,271)
                                              -----------        -----------
Total stockholders' deficit                    (3,374,857)        (2,983,592)
                                              -----------        -----------
Total liabilities and stockholders' deficit   $   822,929       $    872,576

   (See accompanying notes to condensed consolidated financial statements)

                        MCKENZIE BAY INTERNATIONAL LTD.
                                      and
                                  subsidiaries
                         (A development-stage company)
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (unaudited)
                         (Amounts stated in US dollars)


                                                                                                         Cumulative
                                                       Three months ended         Six months ended      from inception
                                                           March 31,                  March 31,          on August 23,
                                                     2004           2003         2004          2003          1996
                                                  ----------    -----------  ----------    ----------   ---------------
Revenue                                                                     $        -    $        -     $       12,825
                                                  ----------    -----------  ----------    ----------   ---------------
Expenses:
 Research, development and exploration                72,911       103,119       89,661       361,808         7,792,933
 General administration                              111,521       174,924      195,869       211,903         1,348,804
 Reorganization costs                                      -             -            -             -           102,914
 Wages and benefits                                   36,629        55,064       68,428       144,670         1,214,422
 Management wages and benefits                       881,427       140,246    1,032,981       481,149         3,385,781
 Professional fees                                   207,066       248,493      252,728       580,954         1,827,689
 Advertising, promotion and travel                    30,717        56,631       66,154        93,395           889,755
 Amortization                                          4,044         5,789        8,090        11,109           396,932
 Interest and bank charges                            17,663        19,148       33,452        19,148           193,254
 Interest on long-term debt                              493         1,407        1,221         3,029            91,395
                                                   ---------     ----------   ---------     ---------    --------------
                                                   1,362,471       804,821    1,748,584     1,907,165        17,243,879
                                                   ---------     ----------   ---------     ---------    --------------

Loss before the following:                        (1,362,471)     (804,821)  (1,748,584)   (1,907,165)      (17,231,054)
Write-down of assets                                       -             -            -             -        (1,626,821)
Write-off of incorporation and
 reorganization costs                                      -             -            -             -           (49,137)
Write-down of marketable securities                        -       (36,510)           -       (32,731)       (1,104,214)
Bad debts recovery
Loss on sale of marketable securities                      -        (7,973)           -        (7,341)         (138,028)
Interest income                                        3,059         1,477        3,103         1,608            31,000
                                                   ---------      ----------   --------     ----------    -------------

Net loss before mining taxes and cumulative
  effect of change in accounting principle
   for SFAS 142                                   (1,359,412)     (847,827)  (1,745,481)   (1,945,629)      (20,118,254)
Current mining tax recovery                                -        39,064            -        39,064           141,000
                                                   ---------      ----------  ---------     ---------      ------------
Net loss before cumulative effect of change
  in accounting principle for SFAS 142            (1,359,412)     (808,763)  (1,745,481)   (1,906,565)      (19,977,254)

Cumulative effect of change in accounting
  principle for SFAS 142                                   -             -            -      (146,972)         (146,972)
                                                   ---------      ----------  ---------     ----------     -------------
Net loss                                         $(1,359,412)    $(808,763) $(1,745,481)  $(2,053,537)    $ (20,124,226)

Comprehensive loss (note 6)                       (1,329,359)     (871,766)  (1,824,775)   (2,129,401)      (20,427,791)

Basic and diluted loss per share: Net loss
    before cumulative effect of change in
    accounting principle                         $     (0.05)    $   (0.03) $     (0.07)  $     (0.08)
Cumulative effect of change in accounting
    principle                                              -             -            -         (0.01)
                                                   ---------       --------   ----------    ----------
Net loss                                         $     (0.05)    $   (0.03) $     (0.07)  $     (0.09)
                                                   =========       ========   ==========    ==========

Weighted average shares outstanding               25,583,250    24,012,325   25,452,712    23,714,040
                                                  ==========    ==========   ==========    ==========

   (See accompanying notes to condensed consolidated financial statements)

                        MCKENZIE BAY INTERNATIONAL LTD.
                                      and
                                  subsidiaries
                         (A development-stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                         (Amounts stated in US dollars)

                                                                                        Cumulative
                                                           Three months ended         from inception
                                                                March 31,              on August 23,
                                                           2004            2003             1996
                                                        ----------      ----------    ---------------
Cash flows used in operating activities:
  Net loss                                            $(1,745,481)   $  (2,053,537)  $   (20,124,226)
  Items not affecting cash:
    Cumulative effect of change in accounting principle         -          146,972           146,972
    Amortization                                            8,090           11,109           396,932
    Expenses settled through issuance of common stock           -            7,167         1,805,662
    Capitalized interest on convertible notes payable           -                -             2,571
    Reclamation and closure costs                               -                -           250,000
    Write-down of assets                                        -                -         1,626,821
    Write-down of marketable securities                         -           32,731         1,104,214
    Write-off of incorporation and reorganization costs         -                -            49,137
    Loss on sale of marketable securities                       -            7,341           138,028
    Stock-based compensation                              785,796          311,548         2,457,937
  Net change in non-cash working capital related to
      operations:
    Accounts receivable                                   102,532          (45,438)         (103,084)
    Inventories                                                 -           19,562                 -
    Prepaid expenses and deposits                          55,022           79,615           (39,935)
    Accounts payable and accrued liabilities              283,554          721,238         2,419,756
                                                        ----------       ----------     --------------
 Net cash used in operating activities                   (510,487)        (761,692)       (9,869,215)
                                                        ----------       ----------     --------------
Cash flows from financing activities:
  Issuance of notes payable                                     -                -           350,000
  Increase (decrease)in bank indebtedness                  36,189           11,908           113,385
  Increase in convertible notes payable                         -                -            23,055
  Issuance of long-term debt                                    -                -           137,435
  Repayment of long-term debt                             (19,445)         (17,637)         (123,935)
  Receipt of repayable government assistance                4,945                -           931,576
  Proceeds from sale of common stock                      613,571          742,160        12,491,228
  Proceeds on sale of options                                   -                -            33,160
  Redemption of redeemable capital stock                        -                -           (37,500)
  Purchase of common stock for treasury                         -                -          (149,622)
                                                        ----------       ----------     --------------
Net cash provided by financing activities                 635,260          736,431        13,768,782
                                                        -----------       ----------     --------------
Investing activities:
  Purchase of marketable securities                  $          -   $            -   $    (1,767,835)
  Purchase of reclamation cash bond                             -                -          (338,685)
  Purchase of property and equipment                       (6,499)          (9,148)       (2,064,505)
  Proceeds - sale of marketable securities                      -           29,154           525,593
  Incorporation and reorganization costs                        -                -           (81,769)
  Business acquisition - Dermond                                -                -           (31,286)
                                                         ----------       ----------     --------------
Net cash (used in) provided by investing activities        (6,499)          20,006        (3,758,487)

Effect of foreign currency
  exchange rate changes on cash and equivalents            (2,690)         (13,629)           23,712
                                                         ----------       ----------     --------------
Net increase (decrease) in cash and cash
    equivalents                                           115,584          (18,884)          164,792
Cash and cash equivalents, beginning of period             49,208           45,325                 -
                                                        ----------       ----------     --------------
Cash and cash equivalents, end of period             $    164,792   $       26,441           164,792
                                                        ==========       ==========     ==============
Supplemental non-cash financing activities:

Issuance of common stock in lieu of requiring
  the Company to repurchase redeemable capital stock $     30,000   $            -   $       140,000

Issuance of options in lieu of requiring Company
  to repurchase redeemable capital stock                        -                -           605,210

Issuance of common stock in lieu of payment of notes
  payable                                                       -                -           356,424

Conversion of notes payable into capital stock                  -                -            25,626

Repurchase of capital stock in settlement of
  accounts receivable                                           -                -            11,300
                                                        ----------       ----------      -------------
                                                     $     30,000   $            -   $     1,138,560
                                                        ==========       ==========      =============

(See accompanying notes to condensed consolidated financial statements)

                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 MARCH 31, 2004
           (Amounts stated in US dollars unless indicated otherwise)

1. Nature of operations

The Company is a development stage company with no operations. The Company has interests in a vanadium/titanium deposit, wind turbine technology and a diamond mine. The Company was incorporated in Delaware on August 17, 1998 under the name Decker Organic Systems, Inc.

2. Accounting policies

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") and reflect the following significant accounting policies:

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with Notes to Consolidated Financial Statements included in the Company's Annual Report of Form 10-KSB for the year ended September 30, 2003. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-months and six-months periods ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004.

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

As discussed in note 4, the Company may be required to repurchase shares, at the option of the holders, for an amount of $206,575.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

(b) Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, Lac Dore Mining Inc. (formerly McKenzie Bay Resources Ltd.), Great Western Diamond Company, Experts Conseils Dermond Inc., WindStor Power Company and a 62.5% interest in Ptarmigan Energie Inc. All intercompany balances and transactions have been eliminated in consolidation.

(c) New accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In addition, FIN 46, as amended in December 2003 (FIN 46R), will be effective by public entities for periods ending after March 15, 2004. The adoption of this interpretation and its revision did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, to address the balance sheet classification of certain financial instruments that have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material impact on your financial position or results of operation.

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

(d) Stock based compensation plan

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

ii. Fair value disclosure

SFAS 123 encourages but does not require companies to include in compensation cost the fair value of stock options granted to employees. A company that does not adopt the fair-value method must disclose the cost of stock compensation awards, at their fair value, on the date the award is granted. This fair value was estimated using the Black-Scholes model with assumptions of a 2 to 10 years expected term, 105% to 115% volatility, interest rates ranging from 3.04% to 4.58% and an expected dividend yield of 0%. Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss, loss per share and stock based compensation would have been as follows:


                     Three Months                   Six Months
                    Ended March 31,               Ended March 31,
                  2004          2003             2004          2003
               -----------   ------------    -----------   ------------
Net Loss:
As reported  $ (1,359,412)  $  (808,763)    $ (1,745,481)  $ (2,053,537)
               ============ =============    ============  =============
Pro forma    $ (1,643,305)  $(1,212,601)    $ (2,943,693)  $ (2,863,167)


                     Three Months                   Six Months
                    Ended March 31,               Ended March 31,
                  2004          2003             2004          2003
               -----------   ------------    -----------   ------------
Net loss Per Share:
Basic and diluted:
As reported     $  (0.05)     $   (0.03)     $  (0.07)      $  (0.09)
              ============= ==============   ============ =============
Pro forma       $  (0.06)     $   (0.05)     $  (0.12)      $  (0.12)


                     Three Months                    Six Months
                    Ended March 31,                Ended March 31,
                  2004          2003             2004          2003
               -----------   ------------    -----------   ------------
Stock based
compensation
expense
as reported    $  726,442    $  13,066       $  732,884    $  257,278
               =========== =============    =============  ============
Stock based
compensation
expense if
fair value was
used           $ 1,010,334   $ 416,904       $1,931,095    $1,066,907
               ============ =============   ============ =============


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

The Company has completed their SFAS 142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $146,972 associated with the fiscal 2002 acquisitions of Experts Conseils Dermond Inc. should be reduced to $0. The fair value of the reporting unit (Experts Conseils Dermond Inc.) was determined using the present value of expected future cash flows and other valuation measures.

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

4. Capital stock
Authorized -
        75,000,000 common stock, par value $0.001 per share

Issued -
                                             Common       paid in    Stock
                               Shares        stock        capital   options     Total
                               ----------  ---------      -------   -------   --------

Balance, September 30, 2003   25,229,958  $  23,741   $ 16,942,618     --    $16,966,359

Common stock issued for:
        Cash                     132,286        132        168,238     --        168,370

Stock options, compensation            -          -         54,896     --         54,896
                              ----------    --------   -----------  --------  -----------
Balance December 31, 2003     25,362,244     23,873     17,165,752     --     17,189,625

Common stock issued for:
  Cash and other                  34,503         35         81,966     --         82,001
  Exercise of warrants           185,600        186        302,014     --        302,200
  Exercise options                58,800         59         60,941     --         61,000
Stock options, compensation            -          -        726,442     --        726,442
Expiry of redemption right             -          -         38,601     --         38,601
Cancellation of treasury stock   (92,000)       (92)      (160,830)    --       (160,922)
                              ==========  =========   ============= =========  ==========
Balance, March 31, 2004       25,549,147  $  24,061   $ 18,214,886     --    $18,238,947

Share-based incentive plans

As of March 31, 2004, the Company has the following three stock-based incentive plans. Each plan permits the issuance of up to 2,500,000 options.

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

The following tables contain information with respect to all options granted by the Company:

                                                          Weighted
                                                          average
                                                          exercise
                                                           price
                                                            per
                                         Shares            share
                                     --------------    -------------
Options outstanding,
  September 30, 2003                    13,131,617         $ 1.04
        Granted                            550,000         $ 1.89
                                     --------------    -------------
Options outstanding,
 December 31, 2003                      13,681,617         $ 1.08
        Exercised                          (58,800)        $(1.04)
        Granted                           (100,000)        $(1.00)
                                     ==============    =============
Options outstanding,
 March 31, 2004                         13,522,817         $ 1.08
                                     ==============    =============

        Outstanding options                           Exercisable options
----------------------------------            ---------------------------------
                           Weighted                          Weighted
                           average                           average
                            price                             price
                Shares    per share             Shares      per share
               --------   ---------            --------    -----------
$0.74           300,000     $ 0.74                   -      $     -
$1.00        10,971,917       1.00          10,341,917         1.00
$1.25           467,400       1.25             467,400         1.25
$1.30 - $1.50 1,175,000       1.38             775,000         1.42
$1.88           525,000       1.88             525,000         1.88
$2.00 - $3.00    83,500       2.63              83,500         2.63
             ----------                     -----------
             13,522,817                     12,192,817

(a)  Stock warrants

As at March 31, 2004 the following warrants are outstanding:


                                          Number
                                       of warrants
                                        (Restated)
                                       ------------
  Outstanding at September 30, 2003      952,619
       Issued during the quarter          66,143
                                        ----------
       Expired during the quarter        (42,857)
                                        ----------
 Outstanding at December 31, 2003        975,905
       Issued during the quarter          15,730
                                        ----------
       Exercised during the quarter     (185,600)
                                        ----------
 Outstanding, March 31, 2004             806,035
                                        ==========


The warrants outstanding can be exercised at prices ranging from $1.55 to $3.00. The expiration dates of the warrants range from May 3, 2004 to January 9, 2006.


(b) Redeemable capital stock

The Company has 66,500 common shares outstanding that have certain rights attached permitting the holder to require the Company to repurchase these shares. Pertaining to subscription agreements, if stockholders exercise their rights, the Company would be obligated to pay, as of March 31, 2004 or gradually over the next two years, a maximum amount of $206,575. This right requires a repurchase at prices increasing in time from $2.50 to $3.25.

5. Kelsey Lake Diamond Mine

The Company is actively seeking a partner or purchaser to take over the Kelsey Lake mine. If the Company is unable to find a partner or purchaser in 2004, Great Western Diamond intends to close the Kelsey Lake mine permanently and initiate mine reclamation.


6. Comprehensive loss                                                     Cumulative
                                                                             from
                       Three months ended       Six Months ended         inception on
                            March 31,                March 31,             August 23,
                       2004         2003         2004         2003            1996
                   ------------  -----------   ------------   -----------  -----------
Net loss          $ (1,359,412) $  (808,763)  $ (1,745,481) $ (2,053,537) $(20,124,226)
                   ------------  -----------   ------------   -----------  -----------
Foreign currency
translation
adjustment        $     30,053  $   (63,003)  $    (79,294) $    (75,864) $   (303,565)
                   ------------  -----------   ------------   -----------  -----------
Comprehensive
loss              $ (1,329,359) $  (871,766)  $ (1,824,775) $ (2,129,401) $(20,427,791)


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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:


Computation of Net Loss      Three Months ended March 31,    Six Months ended March 31,
Per Common Share               2004               2003           2004           2003
-----------------------   ------------       --------------  ------------   -----------
Net Loss                 $ (1,359,412)     $    (808,763)   $ (1,745,481)  $(2,053,537)
                          ------------       --------------  ------------   -----------
Total Weighted Average
Number of Common Shares
and Equivalents            25,583,250          24,012,325     25,452,712    23,714,040
                          ------------       --------------  ------------  -----------
Net Loss per
Common Share            $       (0.05)       $     (0.03)    $     (0.07)  $     (0.09)
                          ============       ==============  ============   ===========

8. Related party transactions

The Company has retained a law firm to perform legal services for which Company has incurred total expenditure of $36,662 for services for the three months and $58,161 for the six months ended March 31, 2004 ($40,329 for three months and $69,814 for six months ended March 31, 2003). A director of the Company is a partner in that law firm The transactions were valued at the exchange amount, which is the amount of consideration agreed to by the related parties. As of March 31, 2004 an amount of $118,456 ($49,714 as of March 31, 2003) resulting from these transactions is included in accounts payable and accrued liabilities.

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


Item 2. Management's Discussion and Analysis or Plan of Operation.

Development of WindStor

We have continued development of WindStor during the quarter ended March 31, 2004. Additional Dermond Wind Turbine and WindStor R&D work has been funded primarily through funds provided to DERMOND INC. by various local, provincial and federal grants and loans from Canadian sources and working capital. WindStor related Research and Development expenditures for the March 31, 2004 quarter were approximately $366,000.

During the quarter, we entered into a sales agency agreement with Millennium Power Group, LLC ("MPG") of Volcano, Hawaii to represent us in the introduction of WindStor to their customers and contacts. In addition, we signed an agreement with the Clark County School District (Las Vegas) concerning the possible installation of a WindStor at the Sierra Vista High School in Las
Vegas.   We intend to collect wind data for a few months at the school to determine whether a WindStor configuration for long-term supply of electricity to Sierra Vista is feasible.

To complete development of WindStor, we believe that we will require additional funds of approximately $835,000. This funding will allow us to construct, install and test the DWT and WindStor and begin a marketing program. We have received conditional commitments from Canadian governmental agencies for approximately $210,000 in non-refundable grants and loans of $550,000. Because we do not know if we can satisfy the conditions, we do not know if we will receive any of the additional funds. Other than a conditional commitment from Cornell Capital Partners, LP as described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, we have received no commitments for the balance of the requisite funds and there can be no assurance that we will be successful in obtaining those funds. If we do not obtain all of the requisite funds, we will not be able to produce or sell any DWTs or WindStor.

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

DWT & WindStor marketing         $5,700,000

DWT Prototype design,
construction and installation       835,000

Operating requirements            9,000,000
                               ------------
TOTAL                           $15,535,000
                               ============

Four entities have expressed interested in commercial installations of WindStor.

Prior to any installation of WindStor, including any installation in Clark County, Nevada, we and each prospective customer must be satisfied that adequate wind power exists at the respective location to provide sufficient electricity production from a DWT to create an economically feasible WindStor facility, all regulatory issues must be resolved, site plans must be approved, we must obtain adequate financial resources, we must successfully obtain working prototypes and pricing terms must agreed upon by prospective customers.

Development of Lac Dore Mining Co.

If funding becomes available, we intend to continue exploration of the vanadium recovery and refining technology developed for us during the preliminary feasibility study of the Lac Dore deposit. The next planned step is operation of a Sample Product Unit (SPU) planned for construction by SGS Lakefield Research at their facilities in Lakefield, Ontario, Canada. This facility would be used to advance vanadium refining processes and produce and provide small samples of high-purity vanadium chemicals to potential customers. We believe that is unlikely that funding will become available to significantly explore the Lac Dore deposit in the foreseeable future.

The planned cost to operate the SPU is $1 million over a 16-month period. Although grants and/or loans may be available to us for part of the cost, we have not assumed or relied upon their availability.

If results from the SPU project are successful and demand for the chemicals provided to potential customers of Lac Dore Mining Co. are sufficient to warrant additional exploration, we intend to build a larger production facility, called the Development Production Pilot Plant (DPPP). The cost to build the DPPP has been estimated to be approximately $10 million

Our plans for Lac Dore are dependent upon a number of events coming together successfully, including, but not limited to, an adequate demand for high-purity vanadium, our ability to raise between $280 and $350 million to build and operate the mine and refinery, our ability to find and hire management and employees to operate the mine and refinery and successful permitting of the mine and refinery to be built and operated. At a minimum, we believe contemplation of the building of Lac Dore is several years into the future.

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


Neither McKenzie Bay nor our subsidiaries are able to continue development and administrative functions for more than a few months unless additional funding becomes available.

In its report dated December 23, 2003, our independent auditors stated that we have suffered recurring losses from operations and have a deficiency in assets that raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to obtain adequate funding from outside sources to fund our operations. If we are unable to obtain the necessary funding, we will not be able to continue to operate.

Additional Employees

DERMOND will need to add a number of employees in anticipation of successful DWT and WindStor prototype testing. Additions include, project managers, mechanical, aeronautic and electrical engineers and administrative personnel. McKenzie Bay intends to add administrative personnel, including a controller.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and other periodic reports filed with the Securities and Exchange Commission, including those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 under the caption "FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK," which disclosure is hereby incorporated by reference, of the factors that could cause actual results to differ from those described in the forward-looking statements include or result from:

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

- Certain stockholders have the right to require us to repurchase their shares for a maximum amount of approximately $206,575 which could materially, adversely affect our financial position.

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

Item 3.Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. These individuals have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

The following information relates to equity securities we sold during the quarter ended March 31, 2004 that were not registered under the Securities Act of 1933.

- From January 1 until January 15, 2004, 6 investors exercised 185,600 warrants into common stock for approximately $302,200.

- On January 5, 2004, we sold 21,460 shares of common stock and warrants for the purchase of 10,730 shares to a private investor for approximately $50,000. The warrants are exercisable until January 4, 2006 at $3.00 per share.

- On January 10, 2004, we sold 10,000 shares of common stock and warrants for the purchase of 5,000 shares to a private investor for approximately $25,000. The warrants are exercisable until January 9, 2006 at $3.00 per share

- From January 13 until March 15, 2004, three investors exercised options for the purchase of an aggregate of 58,800 shares of common stock by payment to us of approximately $61,000.

- On March 19, 2004, we issued 3,043 shares of common stock to an individual in exchange for the cancellation of his right to require us to repurchase an aggregate of 10,000 shares of our common stock from him at $3.00 per share.


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

 (a)    Exhibits

Exhibit
Number   Description
-------  -----------

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

(b)     Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

Date of Report   Item(s) Reported

January  7, 2004     5 and 7
January 20, 2004           5
January 22, 2004           5


 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        McKENZIE BAY INTERNATIONAL, LTD.


Date:  May 14, 2004

By:     /s/ Gary L. Westerholm
        ----------------------
        Gary L. Westerholm
President, Chief Executive Officer and Director
(Principal Executive Officer)



Date:  May 14, 2004

By:     /s/ Gregory N. Bakeman
        ----------------------
        Gregory N. Bakeman
Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)