Form 10QSB
period 2004-06-30
MCKENZIE BAY INTERNATIONAL LTD
filed 2004-09-17
CIK 1144216

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

                                 June 30, 2004

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


On September 10, 2004 the registrant had outstanding 26,393,893 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes      No    X


===============================================================================

                        MCKENZIE BAY INTERNATIONAL, LTD.
                              INDEX TO FORM 10-QSB

                                                                       Page
                                                                      Number
                                                                  -------------
Part I. Financial Information

Item 1. Financial Statements...................................................1
  Condensed Consolidated Balance Sheets as
  of June 30, 2004 and September 30,2003,......................................1

  Consolidated Statements of Loss for the
  three and nine months ended June 30, 2004 and 2003..........................2

  Consolidated Statements of Cash Flows for
  the nine months ended June 30, 2004 and 2003.................................3

  Notes to Condensed Consolidated Financial Statements.........................6

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

================================================================================


                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A Development-Stage Company)
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                         (Amounts stated In US dollars)


                                               June  30,         September 30,
                                                 2004                2003
                                              -----------        -----------
                    ASSETS                    (Unaudited)
Current:
    Cash and cash equivalents                 $    47,571      $      49,208
    Accounts receivable                            89,576            262,979
    Prepaid expenses and deposits                  54,873            145,441
    Deferred issue costs (note 5)                 280,000                  -
                                              -----------        -----------
Total current assets                              472,020            457,628
Reclamation cash bond                             338,685            338,685
Property and equipment                             77,702             76,263
                                              -----------        -----------
Total assets                                  $   888,407      $     872,576
                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
    Bank indebtedness                         $   103,660      $      83,463
    Accounts payable and accrued liabilities    2,063,793          2,162,934
    Current portion of long-term debt             157,763             32,945
                                              -----------        -----------
Total current liabilities                       2,325,216          2,279,342

Long-term and other liabilities:
Long-term debt                                    932,274          1,074,651
Reclamation and closure liabilities               250,000            250,000
Redeemable capital stock                           91,975            252,175
                                              -----------        -----------
Total long-term and other liabilities           1,274,249          1,576,826

Stockholders' equity (deficit):

 Capital stock
   75,000,000 shares of common stock
   authorized, $0.001 par value;
   26,210,648 and 25,229,958 shares
   issued and outstanding                          24,722             23,649
 Additional paid in capital                    19,414,998         16,781,788
 Accumulated deficit                          (21,902,255)       (19,564,758)
 Accumulated other comprehensive income(loss)    (248,523)          (224,271)
                                              -----------        -----------
Total stockholders' deficit                    (2,711,058)        (2,983,592)
                                              -----------        -----------
Total liabilities and stockholders' deficit   $   888,407       $    872,576
                                              ===========        ===========
   (See accompanying notes to condensed consolidated financial statements)

                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)
                         (Amounts dtated in US dollars)


                                                                                                         Cumulative
                                                       Three months ended         Nine months ended      from inception
                                                           June 30,                  June 30,            on August 23,
                                                     2004           2003         2004          2003          1996
                                                  ----------    -----------  ----------    ----------   ---------------
Revenue                                              $     -     $       -   $        -    $        -       $    12,825
                                                  ----------    -----------  ----------    ----------   ---------------
Expenses:
 Research, development and exploration                74,816       597,515      164,477       959,323         7,867,749
 General administration                               99,642        31,183      295,511       261,479         1,448,446
 Reorganization costs                                      -             -            -             -           102,914
 Wages and benefits                                   16,818        27,509       85,246       172,179         1,231,240
 Management wages and benefits                       166,717       173,272    1,199,698       655,176         3,552,498
 Professional fees                                   166,984       143,845      419,712       724,799         1,994,673
 Advertising, promotion and travel                    46,704        22,078      112,858       115,473           936,459
 Amortization                                          4,382         5,716       12,472        16,825           401,314
 Interest and bank charges                            12,551        37,863       46,003        37,863           205,805
 Interest on long-term debt                            3,402         7,924        4,623        10,953            94,797
                                                   ---------     ----------   ---------     ---------    --------------
                                                     592,016     1,046,905    2,340,600     2,954,070        17,835,895
                                                   ---------     ----------   ---------     ---------    --------------

Loss before the following:                          (592,016)   (1,046,905)  (2,340,600)   (2,954,070)      (17,823,070)
Write-down of assets                                       -             -            -             -        (1,626,821)
Write-off of incorporation and
 reorganization costs                                      -             -            -             -           (49,137)
Write-down of marketable securities                        -             -            -       (32,731)       (1,104,214)
Gain on sale of marketable securities                      -         9,367            -         2,026          (138,028)
Interest income                                            -           212        3,103         1,820            31,000
                                                   ---------      ----------   --------     ----------    -------------

Net loss before mining taxes and cumulative
  effect of change in accounting principle
   for SFAS 142                                     (592,016)   (1,037,326)  (2,337,497)   (2,982,955)      (20,710,270)
Current mining tax recovery                                -        13,927            -        52,991           141,000
                                                   ---------      ----------  ---------     ---------      ------------
Net loss before cumulative effect of change
  in accounting principle for SFAS 142              (592,016)   (1,023,399)  (2,337,497)   (2,929,964)      (20,569,270)

Cumulative effect of change in accounting
  principle for SFAS 142                                   -             -            -      (146,972)         (146,972)
                                                   ---------     ----------  ---------     ----------     -------------
Net loss                                         $  (592,016)  $(1,023,399) $(2,337,497)  $(3,076,936)    $ (20,716,242)
                                                   ----------    ----------  -----------   ----------     --------------
Comprehensive loss (note 7)                         (536,974)   (1,088,715)  (2,361,749)   (3,218,116)      (20,964,765)

Basic and diluted loss per share: Net loss
    before cumulative effect of change in
    accounting principle                         $     (0.02)    $   (0.04) $     (0.09)  $     (0.12)
Cumulative effect of change in accounting
    principle                                              -             -            -         (0.01)
                                                   ---------       --------   ----------    ----------
Net loss                                         $     (0.02)    $   (0.04) $     (0.09)  $     (0.13)
                                                   =========       ========   ==========    ==========

Weighted average shares outstanding               26,082,842    24,341,914   25,691,524    23,916,382
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

                                                                                        Cumulative
                                                           Nine months ended         from inception
                                                                 June 30,              on August 23,
                                                           2004            2003             1996
                                                        ----------      ----------    ---------------
Operating activities:
  Net loss                                            $(2,337,497)   $  (3,076,936)  $   (20,716,242)
  Items not affecting cash:
    Cumulative effect of change in accounting principle         -          146,972           146,972
    Amortization                                           12,472           16,825           401,314
    Expenses settled through issuance of common stock           -          286,518         1,805,662
    Capitalized interest on convertible notes payable           -                -             2,571
    Reclamation and closure costs                               -                -           250,000
    Write-down of assets                                        -                -         1,626,821
    Write-down of marketable securities                         -           32,731         1,104,214
    Write-off of incorporation and reorganization costs         -                -            49,137
    Loss on sale of marketable securities                       -             (140)          138,028
    Stock-based compensation                              794,467          324,614         2,466,608
  Net change in non-cash working capital related to
      operations:
    Accounts receivable                                   172,329         (149,648)          (33,287)
    Inventories                                                 -           19,562                 -
    Prepaid expenses and deposits                          90,568          138,891            (4,389)
    Accounts payable and accrued liabilities             (139,319)       1,241,150         1,996,884
                                                        ----------       ----------     --------------
 Net cash used in operating activities                 (1,406,980)      (1,019,461)      (10,765,708)
                                                        ----------       ----------     --------------
Investing activities:
  Purchase of marketable securities                             -                -        (1,767,835)
  Purchase of reclamation cash bond                             -                -          (338,685)
  Purchase of property and equipment                      (13,974)         (11,080)       (2,071,980)
  Proceeds - sale of marketable securities                      -           50,910          (525,593)
  Incorporation and reorganization costs                        -                -           (81,769)
  Business acquisition - Dermond                                -                -           (31,286)
                                                         ----------       ----------     --------------
Net cash (used in) provided by investing activities       (13,974)          39,830        (3,765,962)
                                                         ----------       ----------     --------------
Financing activities:
  Issuance of notes payable                                     -                -           350,000
  Increase in bank indebtedness                            19,775            1,694            96,971
  Increase in convertible notes payable                         -          200,000            23,055
  Issuance of long-term debt                                    -                -           137,435
  Repayment of long-term debt                             (29,529)         (26,785)         (134,019)
  Receipt of repayable government assistance                4,795           77,259           931,425
  Proceeds from sale of common stock                    1,424,401          748,399        13,302,058
  Proceeds on sale of options                                   -                -            33,160
  Redemption of redeemable capital stock                        -                -           (37,500)
  Purchase of common stock for treasury                         -                -          (149,622)
                                                        ----------       ----------     --------------
Net cash provided by financing activities               1,419,442        1,000,567        14,552,964
                                                        -----------       ----------     --------------
Effect of foreign currency
  exchange rate changes on cash and equivalents              (125)           7,848           26,277
                                                         ----------       ----------     --------------
Net increase (decrease) in cash and cash
    equivalents                                            (1,637)          28,784           47,571
Cash and cash equivalents, beginning of period             49,208           45,325                -
                                                        ----------       ----------     --------------
Cash and cash equivalents, end of period             $     47,571   $       74,109    $      47,571
                                                        ==========       ==========     ==============
Supplemental non-cash financing activities:

Issuance of common stock in lieu of payment
  of issue costs                                     $    280,000   $            -   $       280,000
Issuance of common stock in lieu of requiring
  the Company to repurchase redeemable capital stock       60,000                -           170,000

Issuance of options in lieu of requiring Company
  to repurchase redeemable capital stock                        -                -           605,210

Issuance of common stock in lieu of payment of notes
  payable                                                       -                -           356,424

Conversion of notes payable into capital stock                  -                -            25,626

Repurchase of capital stock in settlement of
  accounts receivable                                           -           11,300            11,300
                                                        ----------       ----------      -------------
                                                     $    340,000   $       11,300   $     1,448,560
                                                        ==========       ==========      =============

(See accompanying notes to condensed consolidated financial statements)

                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JUNE 30, 2004
           (Amounts stated in US dollars unless indicated otherwise)

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

2.      Accounting policies

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") and reflect the following significant accounting policies:

(a)     Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with Notes to Consolidated Financial Statements included in the Company's Annual Report of Form 10-KSB for the fiscal year ended September 30, 2003. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-months and nine-months periods ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004.

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

The Company suffered recurring losses and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. Although management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term, there are no firm commitments as of the date of these financial statements.

As discussed in note 4, the Company may be required to repurchase shares, at the option of the holders, for an amount of $91,975.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(b) Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, Lac Dore Mining Inc. (formerly McKenzie Bay Resources Ltd.), Great Western Diamond Company, DERMOND INC. (formerly Experts Conseils Dermond Inc.), WindStor Power Company and a 62.5% interest in Ptarmigan Energie Inc.
All intercompany balances and transactions have been eliminated in consolidation.

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

(d) Stock based compensation plan

i.      The Company has stock-based compensation plans which are described in note 4. The Company uses the fair value method of accounting for all stock options granted to non-employees in accordance with the provisions of SFAS 123 and the intrinsic value method for those granted to employees in conformity with Accounting Principles Board Opinion No. 25 and its related interpretation and allowed by SFAS 123. Under the fair value based method, compensation cost attributable to awards is measured at the date of the grant and recognized over the vesting period in operating expense. No compensation cost is recorded for all other stock-based employee compensation awards and consideration paid by employees on the exercise of stock options is recorded as capital stock.

ii.     Fair value disclosure

SFAS 123 encourages but does not require companies to include in compensation cost the fair value of stock options granted to employees. A company that does not adopt the fair-value method must disclose the cost of stock compensation awards, at their fair value, on the date the award is granted. This fair value was estimated using the Black-Scholes model with assumptions of a 4.5 to 10 years expected term, 105% to 115% volatility, interest rates ranging from 3.04% to 4.58% and an expected dividend yield of 0%. Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss, loss per share and stock based compensation would have been as follows:

                          Three months ended           Nine months ended
                                June 30,                    June 30,

                          2004         2003          2004           2003
                       ----------    ----------    ----------    ----------

Net loss, as reported  $(592,016)  $(1,023,399)  $(2,337,497) $(3,076,936)

Add:  Stock-based
employee compensation
expense included in
reported net income,
net of related tax
effects                    6,443        13,066       739,326      270,343

Deduct:  Total
stock-based employee
compensation expense
determined under fair
value based method for
all awards, net of
related tax effects      (21,539)      (78,750)   (1,952,634)  (1,341,539)
                         --------   -----------   -----------  -----------
Pro forma net loss      (607,112)   (1,089,083)   (3,550,805)  (4,148,132)
                        =========   ===========   ===========  ===========

Basic and diluted
earning per share:

As reported            $  (0.02)   $    (0.04)    $   (0.09)   $    (0.13)

Pro forma              $  (0.02)   $    (0.04)    $   (0.14)   $    (0.17)



3.      Goodwill and other intangible assets

SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company has completed their SFAS 142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $146,972 associated with the fiscal 2002 acquisition of DERMOND INC. should be reduced to $0. The fair value of the reporting unit (DERMOND INC.) was determined using the present value of expected future cash flows and other valuation measures. The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss for the nine-month period ended June 30, 2003.

4.      Capital stock

Authorized -

75,000,000 common stock, par value $0.001 per share

Issued -
                                              Common     Paid in
                                  Shares      stock      capital       Total
                                ----------   -------   -----------  -----------
Balance, September 30, 2003     25,229,958   $23,741   $16,942,618  $16,966,359
Common stock issued for:
        Cash                       132,286       132       168,238      168,370
Stock options, compensation              -         -        54,896       54,896
                                ----------    ------    ----------   ----------
Balance December 31, 2003       25,362,244    23,873    17,165,752   17,189,625

Common stock issued for:
        Cash and other              34,503        35        81,966       82,001
        Exercise of warrants       185,600       186       302,014      302,200
Exercise of options                 58,800        59        60,941       61,000
Stock options, compensation              -         -       726,442      726,442
Expiry of redemption right               -         -        38,601       38,601
Cancellation of treasury stock     (92,000)      (92)     (160,830)    (160,922)
                                ----------    ------   -----------   ----------
Balance, March 31, 2004         25,549,147  $ 24,061   $18,214,886  $18,238,947

Common stock issued for:
        Expenses and accounts
        payable settled
        through issuance of
        common stock               124,428       124       279,876      280,000
        Cash and other             378,973       379       494,251      494,630
        Exercise of warrants       185,100       158       316,042      316,200
Stock options, compensation              -         -         6,443        6,443
Expiry of redemption right               -         -       103,500      103,500
                                ----------    ------   -----------   ----------
Balance, June 30, 2004          26,210,648  $ 24,722  $ 19,414,998  $19,439,719
                                ==========    ======   ===========   ==========
Share-based incentive plans

As of June 30, 2004, the Company has the following three stock-based incentive plans. Each plan permits the issuance of up to 2,500,000 options.

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

The following tables contain information with respect to all options granted by the Company:

                                                         Weighted
                                                          average
                                                          exercise
                                                           price
                                                            per
                                         Shares            share
                                     --------------    -------------
Options outstanding,
  September 30, 2003                    13,131,617         $ 1.04
        Granted                            550,000         $ 1.89
                                     --------------    -------------
Options outstanding,
 December 31, 2003                      13,681,617         $ 1.08
        Exercised                          (58,800)        $(1.04)
        Expired                           (100,000)        $(1.00)
                                     --------------   --------------
Options outstanding,
 March 31, 2004                         13,522,817         $ 1.08
        Exercised                                -              -
        Expired                                  -              -
                                     ==============    =============
Options outstanding,
 June 30, 2004                          13,522,817          $1.08
                                     ==============    =============

        Outstanding options                           Exercisable options
----------------------------------            ---------------------------------
                           Weighted                          Weighted
                           average                           average
                            price                             price
                Shares    per share             Shares      per share
               --------   ---------            --------    -----------

$0.74           300,000  $     0.74                   -     $        -
$1.00        10,971,917        1.00          10,341,917           1.00
$1.25           467,400        1.25             467,400           1.25
$1.30 - $1.50 1,175,000        1.38             775,000           1.42
$1.88           525,000        1.88             525,000           1.88
$2.00 - $3.00    83,500        2.63              83,500           2.63
             ----------                      ----------
             13,522,817                      12,192,817
             ==========                      ==========
(a)     Stock warrants
        As at June 30, 2004 the following warrants are outstanding:

                                         Number
                                      of warrants
                                      -----------
Outstanding at September 30, 2003       952,619
Issued during the quarter                66,143

Expired during the quarter              (42,857)
                                        --------
Outstanding at December 31, 2003        975,905
Issued during the quarter                15,730

Exercised during the quarter           (185,600)
                                        --------
Outstanding, March 31, 2004             806,035
Issued during the quarter               186,550

Expired during the quarter             (158,100)
                                        --------
Outstanding, June 30, 2004              834,485
                                        ========

The warrants outstanding can be exercised at prices ranging from $1.75 to $3.00. The expiration dates of the warrants range from July 13, 2004 to May 19, 2006.

(b)     Redeemable capital stock

The Company has 28,300 common shares outstanding that have certain rights attached permitting the holder to require the Company to repurchase these shares. If the holders exercise their rights, the Company would be obligated to pay, as of June 30, 2004 or gradually over the next two years, a maximum amount of $91,975. This right requires a repurchase at prices increasing in time from $2.50 to $3.25.

5.      Deferred issue costs

On April 6, 2004 the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the agreement and subject to its terms and conditions, the Company may require Cornell Capital Partners, L.P. to purchase newly issued common shares from the Company, to a maximum market value of $15 million, over a 24-month period, less certain fees and expenses. For the quarter ended June 30, 2004, the Company incurred $280,000 in issue costs related to the signing of the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. These costs were settled through the issuance of 124,428 of common shares at $2.25 per share, which represented the volume weighted average trading price of the Company's shares on the signing date of the agreement. These costs have been deferred and will be treated as a reduction to the proceeds from the shares issued under the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.

In addition to the above costs, under the terms of the Standby Equity Distribution Agreement a further payment of $270,000 will be due on the fulfillment of the terms and conditions of the agreement.

6.      Kelsey Lake Diamond Mine

The Company is actively seeking a partner or purchaser to take over the Kelsey Lake mine. If the Company is unable to find a partner or purchaser in 2004, Great Western Diamond intends to close the Kelsey Lake mine permanently and initiate mine reclamation.


7. Comprehensive loss                                                       Cumulative
                                                                                from
                       Three months ended         Nine Months ended         inception on
                            June 30,                    June 30,             August 23,
                       2004         2003         2004            2003           1996
                   ------------  -----------   ------------   -----------   -----------

Net loss        $    (592,016)  $ (1,023,399)  $(2,337,497)   $(3,076,936) $(20,716,242)

Foreign currency
translation
adjustment      $      55,042   $    (65,316)  $   (24,252)   $  (141,180) $   (248,523)

Comprehensive
loss            $    (536,974)  $ (1,088,715)  $(2,361,749)   $(3,218,116) $(20,964,765)
                     =========    ===========   ===========    ===========  ============


7.      Net loss per common share



Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:


Computation of Net Loss      Three Months ended June 30,    Nine Months ended June 30,
Per Common Share               2004               2003           2004           2003
-----------------------   ------------       --------------  ------------   -----------
Net Loss                $   (592,016)         $  (1,023,399) $ (2,337,497)  $ (3,076,936)

Total Weighted Average
Number of Common
Shares and Equivalents    26,082,842             24,341,914    25,691,524     23,916,382
                          -----------            ----------    ----------     ----------
Net Loss per
Common Share            $      (0.02)         $       (0.04) $      (0.09)  $      (0.13)
                          ===========            ==========    ==========     ==========

9.      Related party transactions

The Company has retained a law firm to perform legal services for which Company has incurred a total expenditure of $33,984 for services for the three months and $92,145 for the nine months ended June 30, 2004 ($4,350 for three months and $74,164 for nine months ended June 30, 2003). A director of the Company is a partner in that law firm. The transactions were valued at the exchange amount, which is the amount of consideration agreed to by the related parties. As of June 30, 2004 an amount of $102,440 ($42,018 as of June 30, 2003) resulting from these transactions is included in accounts payable and accrued liabilities.

10.     Commitments and Contingencies

The Company has provided to a creditor 50% lien on the reclamation bond on deposit with the state of Colorado with payment being made in the event that the Great Western Diamond Company is sold and the deposit returned.

As a result of exploration work performed at the Lac Dore Vanadium/Titanium Project, the Company has a potential environmental liability in the range of $15,000 to $30,000. This liability will not be incurred if the project goes into production. As management believes that the project will go into production, the amount has not been accrued in the financial statements.

        Royalty Agreements

The Company has entered into a royalty agreement that will pay 2.5% of Dermond wind turbine sales to the former owners of DERMOND INC.

Bank indebtedness and other loans

The bank indebtedness of a subsidiary company, Great Western Diamond Company, carries interest at 8% per annum and is secured by the assets of Great Western Diamond Company.

The bank indebtedness of a subsidiary company, DERMOND INC., carries interest at 7.5% per annum and is secured by an assignment of the subsidiary's refundable research and development tax credit.

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

11.     Subsequent events

On August 16, 2004, the Company dismissed Deloitte & Touche LLP as its auditor and signed an engagement letter with BDO Seidman, LLP for these services. The Company and Deloitte & Touche LLP did not have disagreements within the meaning of item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, nor were there any events required to be reported by Item 304(a)(1)(iv)(B) of Regulation S-B during Deloitte & Touche LLP's engagement.

On August 13, 2004 the Company borrowed $500,000 from thirteen lenders and issued its 12% promissory notes in that aggregate amount. The promissory notes are convertible into shares of the Company's common stock at $0.75 per share and are payable on November 15, 2004 if not sooner converted. The Company also issued warrants to the lenders for the purchase of an aggregate of 750,000 shares of the Company's common stock on or before August 13, 2006 at $1.07 per share. The Company has agreed to register the shares underlying the promissory notes and the warrants under the Securities Act of 1933 for public sale by the holders. The lenders' rights of conversion of the promissory notes commences on the date that the shares are so registered and expires ninety days thereafter. Although the Company intends to shortly file a registration statement under the Securities Act of 1933 which will include the shares underlying the promissory notes and the warrants, the shares will not be registered under that Act until the registration statement is declared effective by the Securities and Exchange Commission. There can be no assurance that the registration statement will be so declared effective on or before November 15, 2004.

On September 7, 2004, the Company borrowed $593,750 from ten lenders. The terms of the loans and the issuance of warrants in connection with the loans are substantially the same as those of the loans of August 13, 2004 except that (a) the conversion price of the promissory notes is approximately $0.795 per share and (b) the lenders received warrants for the purchase of aggregate of 873,300 shares of the Company's common stock on or before September 7, 2006 at $1.42 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Development of WindStor

We have continued development of the WindStorSM ("WindStor") system, a renewable energy generation, storage and distribution system for "urban" and "remote" locations, and DERMOND INC.'s Vertical Axis Wind Turbine, DWTSM ("DWT"), during the quarter ended June 30, 2004. Additional DWT and WindStor Research and Development ("R&D") work has been funded primarily through funds provided to DERMOND INC. by various local, provincial and federal grants and loans from Canadian sources, and working capital. WindStor related R&D expenditures for the June 30, 2004 quarter were approximately $138,000.

During the quarter, we also continued the assembly of a team of equipment suppliers, service providers and financing sources to complete development and begin the intended commercialization and operation of DWTs and WindStor Systems.

On April 19, 2004, in response to an invitation, we submitted a "Request for Qualifications" of our WindStor Team to World Trade Center Properties, LLC, an affiliate of Silverstein Properties, Inc, for development, installation, operation and maintenance of a "Vertical Wind Farm" to be located in the upper section of the Freedom Tower.

On April 27, 2004, we announced the signing of six additional sales agency agreements with companies that intend to introduce the WindStor system to their customers. We have nine Agents who intend to represent us in presenting the WindStor system to their clients across the USA. The six additional Agents are:

S4i LLC, Grand Rapids, Michigan; MTI Lighting Specialists, Inc, Brighton, Michigan; Diversified Property Services, Southfield, Michigan; Thompson & Associates, Carmichael, California; New Found Energy, LLC, Carmichael, California, and; Dan Beauchamp & Associates, Inc., Ann Arbor, Michigan.

On June 17, 2004 we announced the signing of an Agreement with the University of Quebec Abitibi- Temiscamingue ("UQAT") in Rouyn-Noranda, Quebec, Canada for the installation of a full WindStor system including; a 100 kilowatt DWT, a battery, system integrator and a diesel generator. UQAT will function as a long term, combined R&D facility and demonstration installation, primarily targeting off-grid, remote access applications. The Agreement calls for UQAT's engineering department and DERMOND INC. to participate in the evaluation, analysis and research of the WindStor system and DWT, testing and identification of future improvements. UQAT representatives have expertise in education and research in the field of applied sciences. The WindStor installation will be on UQAT grounds. Site preparation has begun and all components have been ordered.

To complete development of WindStor, we believe that we will require additional funds of approximately $700,000. DERMOND INC. has arranged for an additional $340,000 in grants and loans, requiring us to fund $360,000 in addition to the loans to complete the expected costs to construct, install and test the DWT and WindStor. We have received conditional commitments from Canadian governmental agencies for additional grants and loans. Certain of the Canadian funding programs require that we co-invest or provide a commitment to fund. Because we do not know if we can satisfy the Canadian investment conditions, we do not know if we will receive any of the additional funds from those sources. Other than a conditional commitment from Cornell Capital Partners, LP as described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, we have received no commitments for the balance of the requisite funds and there can be no assurance that we will be successful in obtaining those funds. If we do not obtain all of the requisite funds, we will not be able to produce or sell any DWTs or WindStor.

We intend to retain ownership of the WindStor installations and sell the electricity generated by DWTs to WindStor users. We believe, with successful testing of WindStor, that WindStor installations will provide adequate cash flow to allow for debt to be a component of each installation's financial structure. We will, however, require significant amounts of funds in order to install WindStor and for general and administrative expenses. If we are successful in obtaining funds to be utilized in connection with WindStor, including funds from Canadian governmental agencies, we intend to allocate them as follows:


Build DWT/WindStor Prototype                        $  700,000
Marketing of DWT/WindStor                          $17,141,000
Exploration of Lac Dore deposit                     $1,000,000
Working capital and other corporate purposes        $2,000,000
                                                   -----------
     TOTAL                                         $20,841,000
                                                   ===========

Nine entities have expressed interest in commercial installations of WindStor. Prior to any installation of WindStor we must be satisfied that adequate wind power exists at the respective location to provide sufficient electricity production from a DWT to create an economically feasible WindStor facility, all regulatory issues must be resolved, site plans must be approved, we must obtain adequate financial resources, we must successfully obtain working prototypes and pricing terms must be agreed upon by prospective customers.

Lac Dore Mining Co.

If funding becomes available, we intend to continue research and development of the vanadium recovery and refining technology developed for us during the preliminary feasibility study of the Lac Dore deposit. The next planned step is operation of a Sample Product Unit ("SPU") planned for construction by SGS Lakefield Research at their facilities in Lakefield, Ontario, Canada. This facility would be used to advance vanadium refining processes and produce and provide small samples of high-purity vanadium chemicals to potential customers. We believe that is unlikely that funding will become available to significantly explore the Lac Dore deposit in the foreseeable future.

The planned cost to operate the SPU is $1 million over a 16-month period. Although grants and/or loans may be available to us for part of the cost, we have not assumed or relied upon their availability.

If results from the SPU project are successful and demand for the chemicals provided to potential customers of Lac Dore Mining Co. are sufficient to warrant additional exploration, we intend to build a larger production facility, called the Development Production Pilot Plant ("DPPP"). The cost to build the DPPP has been estimated to be approximately $10 million. No allocation of capital for the DPPP has been planned at this time.

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

Our cash requirements for administrative costs for the fiscal year ending September 30, 2004 (including direct support of subsidiary operations) are as follows:


Use                                           Amount
--------------------------                ------------
Employee salaries                           $600,000

Professional costs
(includes consultants,
outside accountants,
independent auditors
and legal counsel)                        $1,400,000

General administrative
(includes lease obligations,
travel and other administrative
costs)                                      $450,000

Neither McKenzie Bay nor our subsidiaries are able to continue development and administrative functions for more than a few months unless additional funding becomes available.

In the notes to our financial statements we have indicated that because we have suffered recurring losses and have a deficiency in assets (and working capital) there is substantial doubt about our ability to continue as a going concern. Our auditors have included this in their report dated December 23, 2003.

There can be no assurance that we will be able to obtain adequate funding from outside sources to fund our operations. If we are unable to obtain the necessary funding, we will not be able to continue to operate.

Additional Employees

DERMOND will need to add a number of employees in anticipation of successful DWT and WindStor prototype testing. Additions include, project managers, mechanical, aeronautic and electrical engineers and administrative personnel. McKenzie Bay intends to add administrative personnel, including a controller and project supervisor.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and other periodic reports filed with the Securities and Exchange Commission, including those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 under the caption "FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK," which disclosure is hereby incorporated by reference, could cause actual results to differ from those described in the forward-looking statements.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to equity securities we sold during the quarter ended June 30, 2004 that were not registered under the Securities Act of 1933.

(a) On April 6, 2004, we issued 119,984 shares of common stock to Cornell Capital Partners, LP for half of the commitment fee due in accordance with the Standby Equity Distribution Agreement ("SEDA"), more completely described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. The shares were valued at $270,000 calculated as of the date the SEDA was signed.

On April 6, 2004, we issued 4,444 shares of common stock to Spencer Clarke, LLC as a Placement Agent fee, in connection with the SEDA, as more completely described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003. The shares were valued at $10,000 calculated as of the date the SEDA was signed.

On April 9, 2004, we sold 200,000 shares of common stock and warrants for the purchase of 100,000 shares to a private investor for approximately $260,000. The warrants are exercisable until April 8, 2006 at $2.25 per share.

On April 21, 2004, we sold 150,000 shares of common stock and warrants for the purchase of 75,000 shares to a private investor for approximately $193,500. The warrants are exercisable until April 20, 2006 at $2.25 per share.

On April 29, 2004, three investors exercised warrants for the purchase of an aggregate of 158,100 shares of common stock by payment to us of approximately $316,200.

On April 21, 2004, we sold 23,100 shares of common stock and warrants for the purchase of 11,550 shares to a private investor for approximately $30,030. The warrants are exercisable until April 20, 2006 at $1.75 per share.

On May 3, 2004, we issued 5,873 shares of common stock to an individual in exchange for the cancellation of his right to require us to repurchase an aggregate of 10,000 shares of our common stock from him at $3.00 per share.

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

(b)     Not applicable.

(c) During the quarter ended June 30, 2004, there were no purchases by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 of shares or other units of any class of our equity securities.

Item 6.         Exhibits and Reports on Form 8-K.

 (a)    Exhibits

Exhibit
No.     Description
-----  -------------
2.1 Share Purchase Agreement between McKenzie Bay International, Ltd. and Jacquelin Dery, Laurent Mondou and DERMOND INC. of February 12, 2002. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and hereby incorporated by reference.

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

4.6 Promissory Note and Warrant issued on August 13, 2004 and including letter of August 16, 2004 amending certain terms and "Debenture" setting forth certain terms. ++

4.7 Promissory Note and Warrant issued on September 7, 2004 and "Debenture" setting forth certain terms. ++

10.1 Employment Agreement between DERMOND INC. and Jacquelin Dery, dated February 12, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.2 Royalty Agreement between McKenzie Bay International, Ltd. and Jacquelin Dery as of February 12, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

10.3 Employment Agreement between DERMOND INC. and Lauren Mondou, dated February 12, 2002.* Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.

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

10.13 Consulting Agreement as of February 15, 2003 between McKenzie Bay Resources, Inc. (now known as Lac Dore Mining Inc.) and Savanco, (Pty) Ltd, incorporated. Previously filed as an exhibit to our Annual Report on Form 10- KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

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

++      Filed herewith.

(b)     Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

Date of Report
        Item(s) Reported
April  6, 2004      5
April 19, 2004      5
April 28, 2004      5
June  18, 2004      5




 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        McKENZIE BAY INTERNATIONAL, LTD.


Date:  September 17, 2004     By:     /s/ Gary L. Westerholm
                                        ----------------------
                                            Gary L. Westerholm
                                 President, Chief Executive Officer
                                 and Director (Principal Executive Officer)



Date:  September 17, 2004     By:     /s/ Gregory N. Bakeman
                                        ----------------------
                                            Gregory N. Bakeman
                                     Treasurer, Chief Financial Officer
                                     and Director (Principal Financial and
                                     Accounting Officer)