Form 10QSB
period 2004-12-31
MCKENZIE BAY INTERNATIONAL LTD
filed 2005-02-14
CIK 1144216

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

                                 December 31, 2004

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

                            975 Spaulding Avenue SE
                              Ada, Michigan 49301

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


On February 14, 2005 the registrant had outstanding 28,679,580 shares of common stock, $.001 par value.

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

Item 1. Financial Statements..............................................F-1
 Condensed Consolidated Balance Sheets as
  of December 31, 2004 and September 30,2004,.............................F-1

 Condensed Consolidated Statements of Loss for the
  three months ended December 31, 2004 and 2003...........................F-2

 Condensed Consolidated Statements of Cash Flows for
  the three months December 31, 2004 and 2003.............................F-3

 Notes to Condensed Consolidated Financial Statements.....................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation........2

Item 3.  Controls and Procedures..........................................6

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......6
Item 6.  Exhibits and Reports on Form 8-K.................................7

Signatures................................................................8

===============================================================================

               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts stated in U.S. dollars)

                                     ASSETS
         		                               December 31, September 30,
                                                           2004	       2004
						       (Unaudited)
						        ---------    --------
Current:
 Cash and cash equivalents	                       $       9    $ 562,250
 Refundable taxes and other receivables                  194,333       86,696
 Prepaid expenses and deposits		                 187,521      200,896
 Reclamation cash bond    		                 338,685      338,685
 Deferred issue and finance costs (note 4 & 5)           648,025      359,724
                                                        --------     --------
Total current assets		                       1,368,573    1,548,251
Property and equipment  		                  31,840       31,580
Other assets                                              37,519       35,590
                                                        --------    ---------
    Total assets	                              $1,437,932   $1,615,421
	                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current:
 Bank indebtedness (note 10)	                      $  104,479    $ 102,264
 Accounts payable and accrued liabilities (note 9)     3,489,771    2,380,916
 Convertible promissory notes, net of discount (note 4)	 594,295      643,944
 Current portion of long-term debt       		 475,567      219,740
 Reclamation and closure liabilities     		 287,167      350,000
 Redeemable common stock (note 3)		          86,775       86,775
                                                        ----------  ----------
 Total current liabilities		               5,038,054    3,783,639
Long-term liabilities:
  Long-term debt          		                 940,564    1,084,763
                                                       ----------  ----------
                                                       5,978,618    4,868,402
                                                       ----------  ----------
Commitments and Contingencies

Stockholders' equity (deficit):
 Common stock - $0.001 par value (note 3):
  75,000,000 shares authorized,
  26,569,858 and 26,407,393 shares
  issued and outstanding		                   24,980        24,818
 Additional paid in capital		               21,130,193    20,133,739
 Deficit accumulated during the development stage     (25,151,008)  (23,020,986)
 Accumulated other comprehensive income (loss)		 (544,851)     (390,552)
                                                      ------------  ------------
Total stockholders' deficit		               (4,540,686)   (3,252,981)
			                              ------------  ------------
Total liabilities and stockholders' deficit	     $	1,437,932  $  1,615,421
                                                      ============  ============

                            (See accompanying notes)



               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)
                        (Amounts stated in U.S. dollars)

                                                                       Cumulative
                                                                          from
                                                                        inception
                                                                      on August 23,
	                                        Three months ended        1996
						    December 31,     to December 31
	                                        2004         2003          2004
Revenue					      --------     --------  --------------
                                             $       -   $        -   $     12,825
                                              --------     --------  --------------
Expenses (other income):
    Exploration           		        21,144	     22,608	 7,298,515
    Research and development, net 	       892,776	     23,177	 2,198,627
    General administration		        81,732	     84,348      1,571,594
    Wages and benefits		                12,070       31,799      1,192,882
    Management wages and benefits              159,545      110,258      3,658,421
    Professional fees                          217,845       57,923      2,501,129
    Promotion and travel                        60,624       35,437      1,061,879
    Depreciation                                 1,834	      4,046        406,096
    Interest and finance charges (note 8)      682,453	     16,517      1,116,398
    Write-down of assets                             -            -      1,626,821
    Write-off of incorporation and
      reorganization costs                           -	          -        152,051
    Write-down of marketable securities	             -	          -      1,104,214
    Loss on sale of marketable securities            -	          -        138,028
    Gain on sale property and equipment		     -            -        (26,806)
    Interest income                                  -          (44)       (28,000)
                                            -----------  -----------   ------------
Loss before income and mining taxes and
    cumulative effect of change in
    accounting principle for SFAS 142	    (2,130,023)    (386,069)   (23,959,024)
Income and mining taxes recovery                     -            -        141,000
                                           ------------  -----------   -------------
Net loss before cumulative effect of
    change in accounting principle
    for SFAS 142	                   $(2,130,023)	$  (386,069)  $(23,818,024)
                                           ------------ ------------  --------------
Cumulative effect of change in accounting
    principle for SFAS 142                           -	          -       (146,972)
                                           ------------ ------------  --------------
Net loss	                           $(2,130,023)	$  (386,069)  $(23,964,996)
 Foreign Currency translation adjustment      (154,299)    (109,347)      (544,851)
                                           ------------ ------------  --------------
Comprehensive loss         	           $(2,284,322) $  (495,416)  $(24,509,847)
			                   ============ ============  ==============

Basic and diluted loss per share (note 6):
Net loss	                           $     (0.08) $     (0.02)
                                           ============= ============

                            (See accompanying notes)

               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                        (Amounts stated in U.S. dollars)

                                                                                         Cumulative
                                                                                            from
                                                                                          inception
                                                                                         on August 23,
	                                                         Three months ended         1996
						                     December 31,      to December 31
	                                                         2004          2003         2004
                                                             -----------   ----------  ---------------
Operating activities:
  Net loss 	                                            $ (2,130,023)  $ (386,069) $(23,964,996)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Cumulative effect of change in accounting principle  	      -	            -       146,972
    Depreciation		                                  1,834	        4,046       406,096
    Amortization of debt discount and deferred finance cost     626,804             -       722,363
    Expenses settled through issuance of common stock		      -             -	  1,930,842
    Capitalized interest on convertible notes payable		      -	            -	      2,571
    Reclamation and closure costs        		              -	            -	    350,000
    Write-down of assets		                              -	    	    -	  1,626,821
    Write-off of incorporation and reorganization costs	              -		    -        49,137
    Write-down of marketable securities		                      -	            -	  1,104,214
    Loss on sale of marketable securities                             -		    -	    138,028
    Gain on sale of property and equipment		              -   	    -	    (26,806)
    Stock-based payment		                                  2,025	       57,125	  2,507,115
  Net change in working capital items:
    Refundable taxes and other receivables		       (117,503)      152,983	   (193,951)
    Deferred finance charges and issue costs                     38,323            -	     14,059
    Prepaid expenses and deposits		                 13,375        41,038      (112,773)
    Accounts payable and accrued liabilities		      1,024,103	      (74,624)	  3,271,782
    Reclamation and closure liability                           (62,833)            -       (62,833)
                                                             ------------  ------------ ------------
Net cash used in operating activities		               (603,895)     (205,501)	 (12,091,359)
	                                                     ------------  ------------ ------------
Investing activities:
   Purchase of marketable securities		                      -		     -	  (1,767,835)
   Proceeds on sale of property and equipment		              -		     -	     100,000
   Proceeds on sale of marketable securities		              -		     -	     525,593
   Purchase of reclamation cash bond      		              -		     -	    (338,685)
   Purchase of property and equipment		                  1,527              -    (2,081,648)
   Incorporation and reorganization costs		              -		     -	     (81,769)
   Acquisition of business, net of cash acquired	              -		     -	     (31,286)
                                                             ------------   ------------ ------------
Net cash provided by (used by) investing activities		  1,527		     -	  (3,675,630)
                                                             ------------   ------------ ------------

Financing activities:
  Issuance of notes payable	                           $	      -	   $          -	 $   350,000
  Increase (decrease) of bank indebtedness                       (2,670)	 18,945	      89,156
  Proceeds from issuance of convertible debt and warrants             -	              -    1,121,505
  Payment of financing fees and issue costs                     (17,500)	      -	    (117,500)
  Issuance of long-term debt		                              -		      -	     137,435
  Repayment of capital lease obligation		                      -          (9,604)    (137,435)
  Repayment of government assistance             		(51,894)	      -      (51,894)
  Receipt of repayable government assistance                     78,890               -    1,164,520
  Proceeds from sale of common stock		                 42,000	        168,370	  13,357,558
  Proceeds from sale of stock options		                      -		      -	      33,160
  Redemption of redeemable common stock 		              -		      -	     (37,500)
  Purchase of common stock for treasury		                      -		      -	    (149,622)
                                                             ------------   ------------ ------------
Net cash provided by financing activities        	         48,826         182,661	  15,759,383
                                                             ------------   ------------ ------------
Effect of foreign currency exchange rate
    changes on cash and equivalents		                (8,699)	            594        7,615
                                                             ------------   ------------ ------------
Net decrease in cash and cash equivalents		      (562,241)		(22,246)           9
Cash and cash equivalents, beginning of period		       562,250		 49,208		   -
                                                             ------------   ------------ ------------
Cash and cash equivalents, end of period	           $         9	   $     26,962	 $         9
		                                             ============   ===========  =============
Supplemental information:
Cash paid for interest	                                   $	 7,120	   $      2,750	 $   199,388
Issuance of common stock in lieu of payment of issue
    costs		                                       270,000	              -      550,000
Issuance of common stock in lieu of repurchasing
    redeemable common stock	                                     -	              -      170,000
Issuance of options in lieu of repurchasing
    redeemable common stock		                             -		      -	     605,210
Issuance of common stock in lieu of payment
    of notes payable		                                     -	              -	     356,424
Conversion of notes payable into common stock		             -	              -	      25,626
Repurchase of common stock in settlement of
    accounts receivable		                                     -                -       11,300

                            (See accompanying notes)


               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 2004
          (Amounts stated in U.S. dollars unless indicated otherwise)

1.	Nature of operations

McKenzie Bay International, Ltd. and subsidiaries (Company) is a development stage company with no operations. The Company's primary business activity is the development of wind powered alternative energy systems.

2.	Accounting policies

(a) 	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with Notes to Consolidated Financial Statements included in the Company's Annual Report of Form 10-KSB for the fiscal year ended September 30, 2004. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005.

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

The Company has suffered recurring losses and has a deficiency in assets that raise substantial doubt about our ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. However, management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(b) Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, Lac Dore Mining Inc., Great Western Diamond Company, DERMOND INC., WindStor Power Company and a 62.5% interest in Ptarmigan Energie Inc. All intercompany balances and transactions have been eliminated in consolidation.

(c) New accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share- Based Payment. The new statement replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. As a result, compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement does not change the accounting for similar transactions involving parties other than employees. Publicly traded companies must apply this Standard as of the beginning of the first interim or annual period that begins after June 15, 2005, while those that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has not completed its evaluation of the impact of adopting the new statement on its consolidated financial statements, but anticipates that additional compensation costs will be recorded if the use of options for employee and director compensation continues.

(d) Stock-based Payment

The Company has stock-based compensation plans which are described in note 3. The Company uses the fair value method of accounting for all stock options and common shares issued to non-employees for services in accordance with the provisions of SFAS 123 and the intrinsic value method for stock options granted to employees, officers and directors in conformity with Accounting Principles Board Opinion No. 25 and its related interpretation as allowed by SFAS 123. Under the fair value based method, compensation cost attributable to awards is measured at the date of the grant and recognized over the vesting period as is the case under the intrinsic value method when exercise price is lower than the current market price at the date of the grant.

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows for the periods ended December 31, 2004 and 2003:

					  Three months ended
                                              December 31,
			               2004		   2003
        		        ----------------      -----------------
 Net loss, as reported	          $(2,130,023)          $(386,069)
 		                ----------------      -----------------
 Add:  Stock-based employee
 compensation expense included
 in reported net loss             $     2,025           $   6,442

 Deduct:  Total stock-based
 employee compensation expense
 determined under the fair value
 method for all awards,              (808,308)           (920,761)
 				---------------      ------------------
 Pro forma net loss	          $(2,936,306)	      $(1,300,388)
 				===============      ==================
 Basic and diluted loss per share:
 As reported			 $      (0.08)          $     (0.02)
 Pro forma	                        (0.11)                (0.05)


The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions for the periods ended December 31, 2004 and 2003:

			            Three months ended
                                        December 31,
			                2004   2003
			               -----  ------
 Risk-free interest rate                4.06%   3.10%
 Expected average life	                9.19    7.25
 Dividend yield		                   -       -
 Volatility		                 128%	 115%
 Fair values of option grants per share	$1.15   $1.09


[e]	Reclassification


Certain amounts from the prior year have been reclassified to conform to the current year presentation.

3. 	Common stock

The following table summarizes the activity related to common stock for the three months ended December 31, 2004.

                            			             Additional
                               Shares      Common stock     paid in capital    Total
                            ----------------------------------------------------------
Balance, September 30, 2004  26,407,393	     $	24,818	     $20,133,739   $20,158,557

Common shares issued
for cash ($1.18 Wt.
Avg./share )                     42,481	            42	          40,066        40,108

Common shares issued
for services ($2.25 Wt.
Avg./share)                     119,984	           120	         269,880       270,000

Stock options issued
for compensation                     - 	             -	           2,025         2,025

Value of beneficial
conversion feature of
convertible promissory note          -	             -		 568,661       568,661
(note4)

Fair value of warrants
issued to private placement
agent for  convertible
promissory note                      -	             -	         115,822       115,822
--------------------------------------------------------------------------------------
Balance, December 31, 2004  26,569,858	     $  24,980	     $21,130,193   $21,155,173
======================================================================================


The net cash proceeds from the above sale of common stock was recorded in "Refundable tax credits and other receivables" in the accompanying condensed consolidated balance sheet as the cash amount was not received until January 4, 2005.

(a) 	Share-based incentive plans

The Company has three share based incentive plans, each being limited so that the options to acquire no more than 2,500,000 common shares per plan may be outstanding at any one time.


Each plan permits the issuance of up to 2,500,000 options.

(i)	Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant. All options expire no later than ten years from the grant date. In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option. As of December 31, 2004, options to purchase an aggregate of 725,000 common shares have been issued under this plan.

(ii)	Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant. The options expire ten years from the date of grant. As of December 31, 2004, options to purchase an aggregate of 2,080,000 common shares have been issued under this plan.

(iii)	Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant. The options vest over three years. As of December 31, 2004, options to purchase an aggregate of 1,709,584 common shares have been issued under this plan.

The following tables contain information with respect to all options granted by the Company, in addition to those granted under the preceding incentive plans:


                                                             Weighted average
	                                                      exercise price
	                                        Shares          US$/share
                                              ------------  ---------------
Options outstanding, September 30, 2004		13,632,817	$1.08
	Granted		                           924,167	$1.33
Options outstanding, December 31, 2004		14,556,984	$1.10


                     Outstanding options         Exercisable options
	             ---------------------     ------------------------
	              Weighted  Weighted                         Weighted
	              Average   average                           average
	               life     price                             price
  Price      Shares   (years)  US$/share           Shares       US$/share
  ------   --------  -------  ----------          ---------    ----------
  0.74	     300,000	2.70	$0.74		     -		$      -
  1.00	  10,971,917	4.25     1.00		10,391,917          1.00
1.22-1.25    617,400	2.88	 1.24		   467,400	    1.25
1.30-1.50  2,059,167	6.84	 1.37		 1,434,167          1.39
  1.88	     525,000	8.75	 1.88		   525,000          1.88
2.00-3.00     83,500	3.59     2.63	            83,500          2.63
          ----------                            -----------
	  14,556,984				12,901,984
          ==========                            ==========

(b) 	Stock warrants

As at December 31, 2004, the following warrants for the purchase of common stock are outstanding:


	                           Number
                                 of warrants
                               --------------
Outstanding, September 30, 2004	2,153,980
Issued                           150,000
Expired	                        (190,625)
---------------------------------------------
Outstanding, December 31, 2004	2,113,355
==============================================

The warrants outstanding at December 31, 2004, can be exercised at prices ranging from $1.07 to $3.00. The expiration dates of the warrants range from February 14, 2005 to September 7, 2006.

(c) 	Redeemable common stock

The Company has granted to the holders of an aggregate of 26,700 outstanding common shares the right to require the Company to repurchase the shares at a price of $3.25 per share. If the holders exercise their rights, the Company will be obligated to pay, as of December 31, 2004 or gradually over this fiscal year, a maximum amount of $86,775.

4.	Convertible promissory notes

On August 13, 2004, the Company borrowed $500,000 from 13 lenders and issued its 12% convertible promissory notes in that aggregate amount. The notes and interest were due and payable on the 14th day of November 2004. If, however, a registration statement filed by the Company under the Securities Act of 1933 to register the shares which may be obtained by the lenders upon conversion of the notes has been declared effective by the Securities and Exchange Commission
(SEC) by that date, the maturity date of the notes would be extended for a period of 90 days from the date the registration statement was declared effective and the lenders can convert the notes into a total of 666,667 shares of common stock during the 90 day period. The Company also issued warrants to the lenders for the purchase of an aggregate of 750,000 shares of the Company's
common stock on or before August 13, 2006 at $1.07 per share.   Interest is due
upon the conversion of the promissory notes to shares of common stock or when the promissory notes are due.

On September 7, 2004, the Company borrowed $598,450 from ten lenders and issued its 12% convertible promissory notes in that aggregate amount. The terms of the notes and the issuance of warrants in connection with the notes are substantially the same as those of the loans of August 13, 2004, except that the notes are convertible into 746,867 shares of common stock and lenders received warrants for the purchase of an aggregate amount of 873,300 shares of common stock on or before September 7, 2006, at $1.42 per share.

On November 15, 2004, the registration statement which included the shares obtainable by the lender upon conversion of the promissory notes, was declared effective by the SEC. Accordingly, the lenders rights to conversion will expire on February 13, 2004, and the promissory notes not converted will be due. As of December 31, 2004, none of the promissory notes have been converted into common shares and no warrants have been exercised.

The 12% promissory notes and warrants were recorded at their relative fair values. The fair value assigned to the warrants of $529,789 was estimated using the Black Scholes option-pricing model. The intrinsic value of the conversion feature at the date the promissory notes were issued was $568,661, after taking into account the fair value of the warrants. These amounts have been recorded as debt discount, with an offsetting increase to additional paid-in capital. The debt discount is being amortized as additional non-cash interest expense over the life of the debt using the effective interest method. Total amortization for the period ended December 31, 2004 is $275,418, and the unamortized discount is $179,088 at December 31, 2004. On February 4, 2005, $775,000 of promissory notes was converted into 1,033,341 common shares. The remaining promissory notes will either be repaid by the company or, at the option of the lenders, will be converted to common shares.

The Company also incurred $100,000 of costs in connection with the issuance of the convertible promissory notes. These costs have been deferred and are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization related to the deferred finance costs at December 31, 2004, was approximately $74,207.

5.	Standby equity distribution agreement

On April 6, 2004, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, L.P (Cornell Capital Partners). Under the Agreement and subject to its terms and conditions, the Company may require Cornell Capital Partners to purchase newly issued common shares from the Company, for a maximum total purchase price of $15 million over a 24-month period, less certain fees and expenses. The amount of any advance (periodic sale of stock) may not exceed $625,000 and the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of the Company's then outstanding common stock. The Company incurred $550,000 in issue costs related to the signing of the Agreement. These costs were settled through the issuance of 224,412 of common shares at $2.25 per share, which represented the volume weighted average trading price of the Company's shares on the signing date of the agreement. These costs have been deferred and will be treated as a reduction to the proceeds from the shares issued under the Agreement.

Under the terms of the SEDA, the Company will pay 5% of the proceeds to Cornell Capital Partners as a fee and $500 each sale to the escrow agent for services.

Additionally, the Company will pay 10% of the proceeds to the placement agent as a fee and issue warrants to the agent to purchase the Company's common stock equal to the number of the Company's common stock issued in each advance.


6. Basic and diluted loss per common share

				      Three months ended
				         December 31,
				   2004		      2003
				--------------------------------
Net loss			 $(2,130,023)	   $  (386,069)
Total weighted average number
of common shares outstanding      26,467,847	    25,321,191
----------------------------------------------------------------
Net loss per common share       $      (0.08)	   $	 (0.02)
	                       =================================

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect:

				                      Three months ended
				                          December 31,
					               2004	   2003
						------------------------------
Shares issuable upon exercise of stock options      14,556,984	13,681,617
Shares issuable upon exercise of warrants	     2,113,355	   975,905
Shares issuable upon conversion of promissory notes  1,413,533     	-

7. Interest and Finance charges


Interest and finance charges consist of the following:

                                                Three months ended
                                                   December 31,
		                                 2004	      2003
                                            -----------   ------------
Amortization of the fair value of
 warrants issued for placement fees	     $   59,198	    $	   -
Amortization of debt discount
 related to the intrinsic value of
 the beneficial conversion feature
 of the convertible promissory notes	        238,257		   -
Amortization of deferred finance
 charges and issue costs Paid		         53,931		   -
Amortization of debt discount related
 to warrants issued in connection with
 the convertible promissory notes		275,418	           -
Interest paid on convertible promissory notes	 30,667
Other interest		                         24,982	      16,517
	                             	     ------------   -----------
	                                    $	682,453	   $  16,517
                                            =============   ===========

8.	Related party transactions

The Company has retained a law firm to perform legal services for which the Company has incurred total expenditures of $41,469 for the three months ended December 31, 2004 ($21,499 for the three months ended December 31, 2003). A director of the Company is a partner in that law firm. At December 31, 2004 and September 30, 2004, $164,237 and $122,768 resulting from these legal services are included in accounts payable and accrued liabilities, respectively.

One of the Directors has advanced $50,000 to the Company as an unsecured loan with no set terms of repayment, bearing interest at 10%. At December 31, 2004, $50,712 (including accrued interest of $712) is included in accounts payable and accrued liabilities.

9.	Commitments and Contingencies

The Company has provided to a creditor a 50% lien on the reclamation bond on deposit with the state of Colorado with payment being made in the event that Great Western Diamond Company is sold and the deposit returned.

As a result of exploration work performed at the Lac Dore Vanadium/Titanium Project, the Company has a potential environmental liability in the range of $15,000 to $30,000. This liability will not be incurred if the project goes into production. As management believes that the project will go into production, the amount has not been accrued in the accompanying financial statements.

	Royalty Agreements

The Company has entered into a royalty agreement that will pay 2.5% of Dermond wind turbine sales to the former owners (and current employees) of DERMOND INC.

Bank indebtedness and other loans

The bank indebtedness of DERMOND INC. in the amount of $94,986 as of December 31, 2004 ($90,101 as of September 30, 2004), carries interest at 7.5% per annum and is secured by an assignment of DERMOND INC.'s refundable research and development tax credit.

The bank indebtedness of Great Western Diamond Company in the amount of $9,492 as of December 31, 2004 ($12,163 as of September 30, 2004), carries interest at 8% per annum and is secured by the assets of Great Western Diamond Company.

In addition to the above, the assets of Great Western Diamond Company have been pledged to secure certain accounts payable of $239,882 as of December 31, 2004. On January 19, 2005, the Company settled the amounts due by issuing 65,000 common shares valued at $74,750. The Company will recognize a $165,132 gain on the settlement of the payable in the quarter ended March 31, 2005.

	Legal

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

10. Subsequent events

On January 10, 2005, the Company borrowed $1,000,000 from Cornell Capital Partners and issued a promissory note to Cornell Capital Partners in that amount. At the same time, the Company placed 1,000,000 shares of common stock in escrow with an escrow agent designated by Cornell Capital Partners and the Company deposited with the escrow agent 19 requests for advances under the Standby Equity Distribution Agreement, each in the amount of $50,000 and one such advance in the amount of $75,479.45.The escrow agent has agreed to release the requests to Cornell Capital Partners every seven days beginning January 17, 2005. Upon the release of each request, the appropriate number of the Company's shares held in escrow will be issued to Cornell Capital Partners.

The promissory note issued to Cornell Capital Partners bears interest at the annual rate of 12% and is payable on or before June 4, 2005. Proceeds from the sale of the shares issued to Cornell Capital Partners will be utilized in payment of outstanding amounts under the promissory note. In the event that during the life of the promissory note, the proceeds from the sales of the escrowed shares are insufficient to repay all amounts due, the Company will immediately place in escrow such number of additional shares of its common stock of which the proceeds of the sale of such shares shall be sufficient to repay all amounts due under the promissory note. There is no limit on the number of shares the Company may be required to issue to Cornell Capital Partners to satisfy our obligation under the promissory note. Any decline in the market price of our shares will increase the number of shares the Company would otherwise be required to issue to Cornell.

Subsequent to December 31, 2004, Lac Dore Mining Inc.did not remit scheduled quarterly repayments due under two separate interest free loan agreements with the Government of Canada. As a result, a default has occurred that would give the lender the right to demand immediate repayment of all amounts due. As of the date of these financial statements, the lender has not demanded repayment nor has it agreed to a revised schedule of payments proposed by the Company which would cure the default. Accordingly, the Company has recorded the entire principal due under these two loans as a current liability in the accompanying condensed consolidated balance sheet.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Development of WindStor

We have continued development of the WindStorSM ("WindStor") system, a renewable energy generation, storage and distribution system for "urban" and "remote" locations, and DERMOND INC.'s Vertical Axis Wind Turbine, we are calling the WindStor Wind Turbine ("WWT"), during the quarter ended December 31, 2004.

On October 27, 2004 we completed the installation and commissioning of a 100kW WWT prototype at the Universite du Quebec en Abitibi-Temiscamingue, in Rouyn-Noranda, Quebec Canada. Completion and installation of the WWT prototype and additional WWT and WindStor Research and Development ("R&D") work has been funded primarily through funds provided to DERMOND INC. by various local, provincial and federal grants and loans from Canadian sources, and working capital. Testing of the WWT began immediately upon commissioning. In early November 2004, we began engineering a 200kW WWT and intend to build a prototype for a rooftop installation in 2005. If the 100 kW and 200kW prototypes perform as anticipated, and we have the requisite funding, we intend to have WWTs manufactured for commercial introduction.

We believe that we will require funds of approximately $800,000 to complete the design stage, construct and install a 200kW prototype of the WWT, and test both the 100 and 200kW prototypes. If we are able to obtain the funds, we intend to utilize them as follows:

       	              	                        ANTICIPATED
                                 REQUIRED       TIME PERIOD
       USE                       FUNDS          FOR USE OF FUNDS
------------------------------------------------------------------
Design & Engineering Completion	$200,000	3 months
Prototype Construction	        $300,000	3 months
Installation and Commissioning	$100,000	1 month
Testing                  	$200,000	3 months

WindStor related R&D expenditures for the December 31, 2004 quarter were approximately $862,025. Total R&D expenditures for the quarter were $892,776. WindStor R&D was largely related to the construction and installation of a 100 kW WWT prototype at the Universite du Quebec en Abitibi-Temiscamingue, in Rouyn-Noranda, Quebec Canada.

We intend to retain ownership of the WindStor installations and sell the electricity generated by WWTs to WindStor customers. We believe, with successful testing of WindStor, that WindStor installations will provide adequate cash flow to allow for debt to be a component of each installation's financial structure. We will, however, require significant amounts of funds in order to install WindStor and for general and administrative expenses. If we are successful in obtaining funds to be utilized in connection with WindStor, we intend to allocate them as follows:

       USES	                                                   2005
---------------------------------------------------------------------------
Cash Used For Operations	                               $ 2,500,000
Engineer, construct, test WindStor prototypes and ongoing R&D  $ 2,500,000
Capital Expenditures - WindStor Projects	               $28,000,000
Repayment of Long Term Debt	                               $   500,000
Working capital, funding availability	                       $ 4,500,000
--------------------------------------------------------------------------
                   TOTAL	                               $38,000,000
                                                              ============

As of February 14, 2005 we have entered into agreements with 19 potential users of WindStor systems. The agreements allow for us to conduct wind testing of installation sites for DWTs to determine whether WindStor could be economically viable. We intend to utilize a third party to assistance us in determining whether WindStor can be economically viable at particular sites. Irrespective of the results and price structure, none of the potential users is under any obligation to purchase or lease any products from us.

15 companies in the United States have entered into sales agent agreements with us that provide for a payment to them in the event that one or more WindStors are sold or leased through their efforts. The payment will consist of 5% of WindStor's installed cost payable within 60 days of installation of a system, exclusive of taxes and transportation. Certain of the agents will also receive a 2% "carried equity interest" in each WindStor system they sell. Each of the agents has represented to us that it has expertise in the sale and promotion of energy products.

On November 15, 2004 our SB-2 Registration Statement was declared effective by the SEC. We registered 25,343,244 shares of Common Stock to be used primarily in conjunction with a $15 million Standby Equity Distribution Agreement with Cornell Capital Partners, LP of April 6, 2004. We also issued 119,984 share of our common stock to Cornell Capital Partners to satisfy the second half of a commitment fee for the Standby Equity Distribution Agreement.

Effective on December 22, 2004, our shares became authorized for quotation on the OTC Bulletin Board under the symbol "MKBY."

On December 30, 2004, we sold 42,481 shares of our common stock to Cornell Capital Partners for $50,000 pursuant to the Standby Equity Distribution Agreement.

Lac Dore Mining Co.

If funding becomes available, we intend to continue the development of vanadium refining technologies. The next phase of development has been planned at a cost of approximately $1 million and is scheduled to begin in 2005. A portion of the cost includes the operating costs associated with a sample product unit ("SPU") constructed by SGS Lakefield Research at its facility in Lakefield, Ontario Canada to produce customer samples of various vanadium chemicals and continue research and development on additional possible products. As is the case with our other proposed business activities, unless we can obtain sufficient capital we will not be able to proceed.

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

Cash Requirements for 2005 Fiscal Year Administrative Costs

To date our activities have been funded primarily through the sale of equity securities and financial assistance from Canadian governmental agencies in the form of loans and grants. As noted above, we must obtain substantial additional capital to engage in our proposed businesses.

Our anticipated cash requirements for administrative costs for the fiscal year ending September 30, 2005 (including direct support of subsidiary operations) are as follows:


     USE	                    AMOUNT
----------------------------------------------
Employee salaries	           $2,321,000
Professional costs (includes
consultants, outside
accountants, independent
auditors and legal counsel)        $1,276,000

General and administrative (includes
lease obligations, travel and
other administrative costs)        $1,042,000

Neither McKenzie Bay nor our subsidiaries are able to continue development and administrative functions for more than a few months unless additional funding becomes available.

In the notes to our financial statements we have indicated that because we have suffered recurring losses and have a deficiency in assets (and working capital) there is substantial doubt about our ability to continue as a going concern. Our auditors have included this in their report dated January 12, 2005.

There can be no assurance that we will be able to obtain adequate funding from outside sources to fund our operations. If we are unable to obtain the necessary funding, we will not be able to continue to operate.

Additional Employees and other Employment related activities

Currently, we have 8 fulltime employees. DERMOND will need to add a number of employees in anticipation of successful WWT and WindStor prototype testing. Additions include, project managers, mechanical, aeronautic and electrical engineers and administrative personnel. WindStor Power Co. intends to add project managers and administrative personnel. McKenzie Bay intends to add administrative personnel, including a controller and project supervisor.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, and other periodic reports filed with the SEC including those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 under the caption "FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK," which disclosure is hereby incorporated by reference, could cause actual results to differ from those described in the forward-looking statements.

Item 3.  Controls and Procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate. There were no significant changes in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to equity securities we sold during the quarter ended December 31, 2004 that were not registered under the Securities Act of 1933.

On October 1, 2004, we granted options to purchase 624,167 shares of common stock to the nine directors of McKenzie Bay International Ltd., the five directors of Lac Dore Mining, Inc. and the four directors of DERMOND, INC in exchange for services rendered. The options are exercisable until September 30, 2114 at $1.35 per share.

On November 15, 2004, we issued 119,984 shares of common stock to Cornell Capital Partners, LP for the second half of the commitment fee due in accordance with the Standby Equity Distribution Agreement as more completely described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004. The shares were valued at $270,000 calculated as of the date the agreement was signed.

On November 15, 2004, we issued warrants to purchase 150,000 shares of common stock to Spencer Clarke LLC for services provided. Warrants for the purchase of 75,000 shares are exercisable until August 13, 2006 at $1.07 per share and the remaining warrants are exercisable until September 7, 2006 at $1.42 per share.

On December 6, 2004 we granted an option for the purchase of 150,000 shares to each of Messrs. Bakeman and Westerholm under our 2001 Employee Incentive Stock Option Plan exercisable at $1.22 and $1.35 per share, respectively. One-third of the option amount of shares became immediately exercisable when the options were granted. An additional one-third may be acquired on or after December 6, 2005 and the remaining shares may acquired on and after December 6, 2006. Mr. Bakeman's option expires on December 5, 2014 and Mr. Westerholm's option expires on December 5, 2009.

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

(b)	We did not receive any "offering proceeds" within the meaning of Rule
463 under the Securities Act of 1933 during the period covered by this report.

(c) During the quarter ended December 31, 2004, there were no purchases by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 of shares or other units of any class of our equity securities.


Item 6.  	Exhibits.

EXHIBIT
NUMBER		DESCRIPTION
------          -------------

2.1		Share Purchase Agreement between McKenzie Bay International,
		Ltd. and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc. of February 12, 2002. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and incorporated herein by reference.

3.1		Certificate of Incorporation, as amended. Previously filed as an
		exhibit to our registration statement on Form 10-SB and incorporated herein by reference.

3.2		Bylaws. Previously filed as an exhibit to our registration
		statement on Form 10-SB and incorporated herein by reference.

4.1		See Exhibits 3.1 and 3.2.

4.3		Specimen Stock Certificate. Previously filed as an exhibit to
		our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and incorporated herein by reference.

4.4		Form of Warrant. Previously filed as an exhibit to our Annual
		Report on Form 10-KSB for the fiscal year ended September 30, 2002 and incorporated herein by reference.

4.5		Form of Subscription Agreement. Previously filed as an exhibit
		to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and incorporated herein by reference. Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period year ended June 30, 2004 and incorporated herein by reference.

4.6		Promissory Note and Warrant issued on August 13, 2004, letter of
		August 16, 2004 amending certain terms and "Debenture" setting forth certain terms. Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 and incorporated herein by reference.

4.7		Promissory Note and Warrant issued on September 7, 2004 and
		"Debenture" setting forth certain terms. Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 and incorporated herein by reference.

21.1		Subsidiaries.  Previously filed as an exhibit to our Annual
		Report on Form 10-KSB for the fiscal year ended September 30, 2003 and incorporated herein by reference.

31.1           Rule 13a-14(a) Certification of Gary L. Westerholm. ++

31.2           Rule 13a-14(a) Certification of Gregory N. Bakeman.

32.1           Certification Pursuant to 18 U.S.C. Section 1350 of Gary L.
	       Westerholm. ++

32.2           Certification Pursuant to 18 U.S.C. Section 1350 of Gregory N.
	       Bakeman. ++


++	Filed herewith.


(b)	Reports on Form 8-K

 We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2004:

 Date of Report	Item(s) Reported
 --------------  ----------------
November 01, 2004     8.01
December 22, 2004     8.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	McKENZIE BAY INTERNATIONAL, LTD.


Date:  February 14, 2005

By:	/s/ Gary L. Westerholm
	----------------------
	Gary L. Westerholm
President, Chief Executive Officer and Director(Principal Executive Officer)


Date:  February 14, 2005

By:	/s/ Gregory N. Bakeman
	--------------------
	Gregory N. Bakeman
Treasurer, Chief Financial Officer
and Director (Principal Financial and Accounting Officer)