Form 10QSB
period 2005-03-31
MCKENZIE BAY INTERNATIONAL LTD
filed 2005-05-23
CIK 1144216

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

                                 March 31, 2005

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


                            37899 Twelve Mile Road, Ste.#300
                          Farmington Hills, Michigan 48331

                    (Address of Principal Executive Offices)

                                 (248) 489-1961

                   (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No ___


On May 20, 2005, the registrant had outstanding 28,984,114 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes      No    X

------------------------------------------------------------------------------


                        MCKENZIE BAY INTERNATIONAL, LTD.
                              INDEX TO FORM 10-QSB

                                                                          Page
                                                                         Number
                                                                        --------
Part I. Financial Information

Item 1. Financial Statements...................................................1

 Condensed Consolidated Balance Sheets as
  of March 31, 2005 and September 30,2004,.....................................1

 Condensed Consolidated Statements of Loss and Comprehensive Loss for the
  three and six months ended March 31, 2005 and 2004...........................2

 Condensed Consolidated Statements of Cash Flows for
  the six months ended March 31, 2005 and 2004.................................3

  Notes to Condensed Consolidated Financial Statements.........................5

Item 2.  Management's Discussion and Analysis or Plan of Operation............16

Item 3.  Controls and Procedures..............................................18

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........19

Item 6.  Exhibits.............................................................19

Signatures....................................................................22
================================================================================

Item 1. Financial Statements

              MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts stated in US dollars)

                                     ASSETS
         		                                March 31, September 30,
                                                           2005	       2004
						       (Unaudited)
						        ---------    --------
Current:
 Cash and cash equivalents	                       $  64,334    $ 562,250
 Refundable taxes and other receivables                   78,066       86,696
 Prepaid expenses and deposits		                 144,135      200,896
 Reclamation cash bond    		                 338,685      338,685
 Deferred issue and finance costs (note 4 & 8)           994,191      359,724
                                                        --------     --------
Total current assets		                       1,619,411    1,548,251
Property and equipment  		                  29,919       31,580
Other assets                                              37,144       35,590
                                                        --------    ---------
    Total assets	                              $1,686,474   $1,615,421
	                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current:
 Bank indebtedness (note 10)	                      $   98,044    $ 102,264
 Accounts payable and accrued liabilities              2,251,673    2,380,916
 Convertible promissory notes, net of discount (note 4)	 102,750      643,944
 Promissory note (note 5)                              2,500,000            -
 Current portion of long-term debt       		 289,920      219,740
 Reclamation and closure liabilities     		 181,426      350,000
 Redeemable common stock (note 3)		          62,075       86,775
                                                        ----------  ----------
 Total current liabilities		               5,485,888    3,783,639
Long-term liabilities:
  Long-term debt          		               1,033,911    1,084,763
                                                       ----------  ----------
                                                       6,519,799    4,868,402
                                                       ----------  ----------
Commitments and Contingencies

Stockholders' equity (deficit):
 Common stock - $0.001 par value (note 3):
  75,000,000 shares authorized,
  28,307,798 and 26,407,393 shares
  issued and outstanding		                  26,718       24,818
 Additional paid in capital		              22,464,920   20,133,739
 Deficit accumulated during the development stage    (26,781,419) (23,020,986)
 Accumulated other comprehensive income (loss)		(543,544)    (390,552)
                                                     ------------ ------------
Total stockholders' deficit		              (4,833,325)  (3,252,981)
			                             ------------  ------------
Total liabilities and stockholders' deficit	    $ 1,686,474   $ 1,615,421
                                                     ============ ============
 (See accompanying notes to condensed consolidated financial statements)

                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (unaudited)
                         (Amounts stated in US dollars)

                                                                                                             Cumulative
                                                                                                           from inception
                                                       Three months ended           Six months ended        on August 23
                                                           March 31,                    March 31,              1996,to
                                                     2005           2004           2005          2004      March 31, 2005
                                                  ----------    -----------    ----------    ----------   ---------------
Revenue                                           $        -    $        -    $         -    $        -    $       12,825
                                                  ----------    -----------    ----------    ----------   ---------------
Expenses:
 Mineral resources                                   156,401         2,423        177,545        25,031         7,454,916
 Research, development, net                          373,854        91,180      1,266,630       114,358         2,572,481
 General administration                              104,809       111,521        186,541       195,869         1,676,403
 Wages and benefits                                   16,051        16,897         28,121        35,928         1,208,933
 Management wages and benefits                       213,424       872,457        372,969       995,481         3,871,845
 Professional fees                                   228,723       215,076        446,568       273,000         2,729,852
 Promotion and travel                                 58,750        30,717        119,374        66.154         1,120,629
 Depreciation                                          1,830         4,044          3,664         8,090           407,926
 Interest and finance charges (note 8)               653,227        18,156      1,335,680        34,673         1,769,625
 Write-down of assets                                      -             -              -             -         1,626,821
 Write-off of incorporation and
  reorganization costs                                     -             -              -             -           152,051
 Loss on marketable securities                             -             -              -             -         1,242,242
 Gain on sale of property and equipment                    -             -              -             -           (26,806)
 Gain on settlement of debt                         (176,570)            -       (176,570)            -          (176,570)
 Interest income                                         (88)       (3,059)           (88)       (3,103)          (28,088)
                                                    ---------      ----------     --------     ----------    -------------

Loss before income and
 mining taxes and cumulative
 effect of change in accounting principle         (1,630,411)    (1,359,412)   (3,760,434)   (1,745,481)      (25,589,435)
Income and mining tax recovery                             -              -             -             -           141,000
                                                    ---------     ----------    ---------     ---------       ------------
Loss before cumulative effect of change
  in accounting principle for SFAS 142            (1,630,411)    (1,359,412)   (3,760,434)   (1,745,481)      (25,448,435)

Cumulative effect of change in accounting
  principle for SFAS 142                                   -             -              -             -          (146,972)
                                                   ---------      ----------    ---------     ----------     -------------
Net loss                                          (1,630,411)    (1,359,412)   (3,760,434)   (1,745,481)      (25,595,407)
                                                   ---------      ----------    ---------     ----------     -------------
Foreign currency translation adjustment                1,307         30,053      (152,992)      (79,294)         (543,544)
                                                   ---------      ----------    ----------    ----------     -------------
Comprehensive loss                               $(1,629,104)   $(1,329,359)  $(3,913,426)  $(1,824,775)    $ (26,138,951)
                                                  ===========     ==========   ===========   ============    =============
Basic and diluted loss per share (note 7):
Net loss                                         $     (0.06)   $   (0.05)    $     (0.14)   $    (0.07)
                                                   ==========      ========     ==========    ==========


   (See accompanying notes to condensed consolidated financial statements)


                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                         (Amounts stated in US dollars)

										       Cumulative
                                                                                     from inception
                                                          Six months ended            on August 23
                                                               March 31,                 1996,to
                                                          2005            2004       March 31, 2005
                                                       ----------      ----------    ---------------
Cash flows used in operating activities:
Net loss                                             $(3,760,434)   $   (1,745,481)  $   (25,595,407)
Adjustmemnts to reconcile net loss to net cash
 used in operating activities:
   Cumulative effect of change in accounting principle         -                 -           146,972
   Depreciation                                            3,664             8,090           407,926
   Amortization of debt discount and deferred
    finance costs                                      1,222,285                 -         1,317,844
   Expenses settled through issuance of common stock           -                 -         1,930,842
   Write-down of assets                                        -                 -         1,626,821
   Loss on sale of marketable securities                       -                 -         1,242,242
   (Gain) on sale of property & equipment                      -                 -           (26,806)
   (Gain) on settlement of debt                         (176,570)                -          (176,570)
   Stock-based payment                                     4,050           785,796         2,509,140
   Other                                                       -                 -           (30,061)
 Net change working capital items:
   Refundable taxes and other receivables	          13,241           102,532           (63,207)
   Deferred finance charges and issue costs             (634,467)                -          (658,731)
   Prepaid expenses and deposits                          56,761            55,022           (69,387)
   Accounts payable and accrued liabilities	           1,024           283,554         2,248,703
   Reclamation and closure cost                         (168,574)                -           181,426
                                                       ----------        ----------     -------------
Net cash used in operating activities                 (3,439,020)         (510,487)      (15,008,253)
                                                       ----------        ----------     --------------
Investing activities:
   Purchase of marketable securities		     $         -       $         -    $	  (1,767,835)
   Proceeds on sale of property and equipment		       -	         -	     100,000
   Proceeds on sale of marketable securities		       -		 -	     525,593
   Purchase of reclamation cash bond      		       -	         -	    (338,685)
   Purchase of property and equipment		          (2,375)           (6,499)       (2,085,550)
   Acquisition of business, net of cash acquired	       -		 -	     (31,286)
                                                       ------------    ------------      ------------
Net cash provided by (used by) investing activities       (2,375)	    (6,499)	  (3,597,763)
                                                        ------------   ------------      ------------

Financing activities:
  Issuance of notes payable	                      $        -	$         -	$    350,000
  Increase in bank indebtedness                           (8,155)	     36,189	      83,671
  Proceeds from issuance of convertible
    debt and warrants                                          -	          -        1,121,505
  Increase in convertible note payment                  3,000,000                 -        3,000,000
  Payment of financing fees and issue costs              (542,500)	          -	    (642,500)
  Issuance of long-term debt		                        -		  -	     137,435
  Repayment of long-term debt                                   -           (19,445)        (137,435)
  Repayment of government assistance             	 (129,465)	          -         (129,465)
  Receipt of repayable government assistance               86,229             4,945        1,171,859
  Proceeds from sale of common stock		          545,000	    613,571	  13,860.558
  Proceeds from sale of options	    	                        -	          -	      33,160
  Redemption of redeemable capital stock 		        -		  -	     (37,500)
  Purchase of common stock for treasury		                -	          -	    (149,622)
                                                        ------------    ------------     ------------
Net cash provided by financing activities               2,951,109           635,260	  18,661,666
                                                        ------------    ------------     ------------
Effect of foreign currency exchange rate
    changes on cash and equivalents		           (7,630)	    (2,690)            8,684
                                                         ------------    ------------     ------------
Net increase (decrease) in cash and cash equivalents	 (497,916)	   115,584            64,334

Cash and cash equivalents, beginning of period	          562,250	    49,208		   -
                                                         ------------    ------------     ------------
Cash and cash equivalents, end of period	     $     64,334	$  164,792	 $    64,334
		                                         ============    ============     ============
Supplemental information:
Cash paid for interest	                             $	   11,167	$    7,975	 $   210,555
issuance of common stock in lieu of settlement
     of debt                                               74,750                -            74,750
Issuance of common stock in lieu of payment of issue
    costs		                                        -	         -           550,000
Issuance of common stock in lieu of repurchasing
    redeemable common stock	                           16,250	    30,000           186,250
Issuance of options in lieu of repurchasing
    redeemable common stock		                        -		 -	     605,210
Issuance of commons stock in lieu of repayment of
    convertable promissory note                           825,000                -           850,626
Issuance of common stock in lieu of payment
    of notes payable		                                -	         -	     356,424
Repurchase of common stock in settlement of
    accounts receivable		                                -                -            11,300


                      (See accompanying notes to condensed consolidated financial statements)

               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               MARCH 31, 2005
          (Amounts stated in U.S. dollars unless indicated otherwise)

1.  Nature of operations

McKenzie Bay International, Ltd. and subsidiaries (Company) is a development stage company with no operations. The Company's primary business activity is the development of wind powered alternative energy systems. In addition, the Company holds mining claims to a vanadium/titanium deposit in Northern Quebec.

2.  Accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with Notes to Consolidated Financial Statements included in the Company's Annual Report of Form 10-KSB for the year ended September 30, 2004. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-months and six-months periods ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005.

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

The Company suffered recurring losses and has a deficiency in net assets that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. However, management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term.

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

(c) New accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. The new statement replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. As a result, compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This statement does not change the accounting for similar transactions involving parties other than employees. Publicly traded companies must apply this statement as of the beginning of the first annual period that begins after June 15, 2005, while those that file as small business issuers must comply as of the beginning of the first annual reporting period that begins after December 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. The Company has not completed its evaluation of the impact of adopting the new statement on its consolidated financial statements, but anticipates that additional compensation costs will be recorded if the use of options for employee and director compensation continues.

(d) Share Based Payment

The Company has stock-based compensation plans which are described in note 3. The Company uses the fair value method of accounting for all stock options and common shares issued to non-employees for services in accordance with the provisions of SFAS No. 123 and the intrinsic value method for stock options granted to employees, officers and directors in conformity with APB Opinion No. 25 and its related interpretations, as allowed by SFAS No. 123. Under the fair value method, compensation cost is measured at the date of the grant and recognized over the vesting period, as is the case under the intrinsic value method when the exercise price is lower than the current market price at the date of the grant.

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows for the periods ended March 31, 2005 and 2004:


				          Three Months                   Six Months
                                         Ended March 31,               Ended March 31,
			               2005          2004             2005          2004
        		            -----------   ------------    -----------   ------------
 Net loss, as reported	          $ (1,630,411)	 $ (1,359,412)	$ (3,760,434)  $ (1,745,481)
 		                    -----------   ------------    -----------   ------------
 Add:  Stock-based employee
 compensation expense included
 in reported net income, net
 of related tax effects                  2,025        726,442          4,050        732,884

 Deduct:  Total stock-based
 employee compensation expense
 determined under the fair value
 method for all awards, net of
 related tax effects                   (63,855)    (1,010,334)      (872,162)    (1,931,095)
                                   -------------  -------------   -------------  ------------
 Pro forma net loss	          $ (1,692,241)  $ (1,643,304)   $(4,628,546)   $(2,943,692)
 				   =============  ==============  =============  ============
 Basic and diluted loss per share:
 As reported			  $      (0.06)  $     (0.05)    $     (0.14)   $      (0.07)
 Pro forma	                  $      (0.06)  $     (0.06)    $     (0.17)   $      (0.12)

The fair value of options was estimated as of the date of grant using the Black-
Scholes option-pricing method with the following weighted average assumptions for the periods ended March 31, 2005 and 2004:
  Three months ended
                                      Three months ended     Six months ended
			                  March, 31              March 31,
			                 2005   2004	      2005     2004
			                -----  ------        -------  -------
 Risk-free interest rate                    -    4.32%        4.06%    3.30%
 Expected average life (years)              -   10.00         9.19     7.57
 Dividend yield		                    -       -            -        -
 Volatility		                    -	  105%        128%     168%
 Fair values of option grants per share	$   -   $1.72       $1.15     $1.09

(e) Reclassifications

Certain amounts from the prior year have been reclassified to conform to the current year presentation.


3.  Common stock

The following table summarizes the activity related to common stock for the three months ended March 31, 2005:

                            			             Additional
                               Shares      Common stock     paid in capital    Total
                            ----------------------------------------------------------
Balance, September 30, 2004  26,407,393	     $	24,818	     $20,133,739   $20,158,557

Common shares issued
for cash ($1.18 Wt.
Avg./share)                      42,481	            42	          40,066        40,108

Common shares issued
for services ($2.25 Wt.
Avg./share)                     119,984	           120	         269,880       270,000

Stock options issued
for compensation                     - 	             -	           2,025         2,025

Value of beneficial
conversion feature of
convertible promissory note          -	             -		 568,661       568,661
(Note 4)

Fair value of warrants
issued to private placement
agent for  convertible
promissory note                      -	             -	         115,822       115,822
--------------------------------------------------------------------------------------
Balance, December 31, 2004  26,569,858	     $  24,980	     $21,130,193   $21,155,173
--------------------------------------------------------------------------------------

Common shares issued for
settlement of debt ($1.15 Wt.
Avg./share)                     65,000              65             74,685       74,750

Common shares issued for cash
 and other ($0.68 Wt, Avg/
 share)                        569,931             570            387,005      387,574

Common shares issued on
 conversion of promissory
 notes ($0.75 wt. Avg/share) 1,100,009           1,100            823,900      825,000

Common shares issued for
 exercise of options ($1.00
 Wt. Avg./share                  3,000               3              2,997        3,000

Stock option compensation            -               -              2,025        2,025

Fair value of warrant issued
 to private placement agent          -               -             35,665       35,665

Expiry of redeemable captial
 stock rights                        -               -              8,450        8,450
---------------------------------------------------------------------------------------
Balance, March 31, 2005     28,307,798        $ 26,718        $22,464,920  $22,491,638
=======================================================================================


(a) 	Share-based incentive plans

The Company has three share-based incentive plans, each being limited so that options to acquire no more than 2,500,000 common shares per plan may be outstanding at any one time.

(i)	Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant. All options expire no later than ten years from the grant date. In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option. As of March 31, 2005, options to purchase an aggregate of 725,000 common shares have been issued under this plan.

(ii)	Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant. The options expire ten years from the date of grant. As of March 31, 2005, options to purchase an aggregate of 2,080,000 common shares have been issued under this plan.

(iii)	Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant. The options vest over three years. As of March 31, 2005, options to purchase an aggregate of 1,709,584 common shares have been issued under this plan.

The following tables contain information with respect to all options granted by the Company, in addition to those granted under the preceding incentive plans:

                                                          Weighted
                                                          average
                                                          exercise
                                                           price
                                                            per
                                         Shares            share
                                     --------------    -------------
Options outstanding,
  September 30, 2004                    13,632,817         $ 1.08
        Granted                            924,167         $ 1.33
                                     --------------    -------------
Options outstanding,
 December 31, 2004                      14,556,984         $ 1.10
        Exercised                           (3,000)        $ 1.00
        Expired                            (55,500)        $ 2.00
                                     --------------    -------------
Options outstanding,
 March 31, 2005                         14,498,484         $ 1.10
                                     ==============    =============

                     Outstanding options         Exercisable options
	             ---------------------     ------------------------
	              Weighted  Weighted                         Weighted
	              Average   average                           average
	               life     price                             price
  Price      Shares   (years)  US$/share           Shares       US$/share
  ------   --------  -------  ----------          ---------    ----------
  0.74	     300,000	2.70	$0.74		     -		$      -
  1.00	  10,921,917	4.27     1.00		10,401,917          1.00
1.22-1.25    617,400	2.88	 1.24		   467,400	    1.25
1.30-1.50  2,059,167	6.84	 1.37		 1,434,167          1.39
  1.88	     525,000	8.75	 1.88		   525,000          1.88
2.00-3.00     75,000	3.98     2.70	            75,000          2.70
          ----------                            -----------
	  14,498,484				12,903,484
          ==========                            ==========
(b)  Stock warrants

As of March 31, 2005, the following warrants for the purchase of common stock are outstanding:
                                   Number
                                 of warrants
                               --------------
Outstanding, September 30, 2004	2,153,980
Issued                           150,000
Expired	                        (190,625)
---------------------------------------------
Outstanding, December 31, 2004	2,113,355
Issued                             59,513
Expired	                           (7,937)
---------------------------------------------
Outstanding, March 31, 2005     2,164,931
=============================================

The warrants outstanding at March 31, 2005, can be exercised at prices ranging from $0.78 to $3.00. The expiration dates of the warrants range from August 19, 2005 to March 29, 2007.

(c) Redeemable common stock

The Company has granted to the holders of an aggregate of 24,100 outstanding common shares the right to require the Company to repurchase the shares at a price of $3.25 per share. If the holders exercise their rights, the Company will be obligated to pay, as of March 31, 2005 or gradually over the this fiscal year, a maximum amount of $62,075.

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

On November 15, 2004, the registration statement which included the shares obtainable by the lenders upon conversion of the promissory notes, was declared effective by the SEC.

The 12% promissory notes and warrants were recorded at their relative fair values. The fair value assigned to the warrants of $529,789 was estimated using the Black Scholes option-pricing model. The intrinsic value of the conversion feature at the date the promissory notes were issued was $568,661, after taking into account the fair value of the warrants. These amounts have been recorded as debt discount, with an offsetting increase to additional paid-in capital. As of March 31, 2005, all of the debt discount has been amortized as additional non-cash interest expense over the life of the debt using the effective interest method.

The Company also incurred $100,000 of costs in connection with the issuance of the convertible promissory notes. These costs have been amortized on a basis that approximates the interest method over the expected term of the related debt.

During the quarter ended March 31, 2005, $825,000 of the promissory notes were converted into 1,100,009 common shares. A further $175,000 of promissory notes was repaid to lenders who chose not to convert into common shares. The maturity date for the remaining promissory note of $102,750 has been extended until September 30, 2005 with all other terms of the promissory note remaining the same.

5. Promissory notes

On January 10, 2005, the Company borrowed $1,000,000 from Cornell Capital Partners and issued a promissory note to Cornell Capital Partners in that amount. At the same time, the Company placed 1,000,000 shares of common stock in escrow with an escrow agent designated by Cornell Capital Partners and also deposited with the same escrow agent 19 requests for advances under the Standby Equity Distribution Agreement, each in the amount of $50,000 and one such advance in the amount of $75,479.45. The escrow agent agreed to release the requests to Cornell Capital Partners every seven days beginning January 17, 2005. Upon the release of each request, the appropriate number of our shares held in escrow will be issued to Cornell Capital Partners.

The promissory note issued to Cornell Capital Partners bears interest at the annual rate of 12% and is payable on or before June 4, 2005. Proceeds from the sale of the shares issued to Cornell Capital Partners will be utilized in payment of outstanding amounts under the promissory note. In the event that during the life of the promissory note, the proceeds from the sales of the escrowed shares are insufficient to repay all amounts due, the Company will immediately place in escrow such number of additional shares of its common stock of which the proceeds of the sale of such shares shall be sufficient to repay all amounts due under the promissory note. There is no limit on the number of shares the Company may be required to issue to Cornell Capital Partners to satisfy its obligation under the promissory note. Any decline in the market price of the Company's shares will increase the number of shares the Company would otherwise be required to issue to Cornell.

On each of February 14, 2005 and March 14, 2005 the Company borrowed an additional $1,000,000 from Cornell Capital Partners under the same terms and conditions, except that the weekly advances will begin June 6, 2005 and the promissory notes are payable on or before October 17, 2005 and October 21, 2005, respectively. The share escrow with respect to the loans consists of 2,000,000 shares and 1,000,000 shares, respectively.

The Company's proceeds from the promissory notes were reduced by the prepayment of fees due to Cornell Capital, the placement agent, investment advisors and the escrow agent for the advances of shares under the terms of the Standby Equity Distribution Agreement. These prepaid fees have been recorded as deferred issue costs and will be amortized as shares are issued to Cornell Capital as repayment of the promissory notes.

6. Standby equity distribution agreement

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

Additionally, the Company will pay 10% of the proceeds to the placement agent as a fee and issue warrants to the agent to purchase the Company's common stock equal to 10% of the number of the Company's common stock issued in each advance. Effective January 10, 2005 the company will pay an advisory fee of 2-2.5% to a company related to Cornell Capital Partners LLP.

7.  Basic and diluted loss per common share

                            Three Months ended March 31,    Six Months ended March 31,
                             2005               2004           2005           2004
                          ------------       --------------  ------------   -----------
Net Loss                 $ (1,630,411)     $   (1,359,412)  $ (3,760,434)  $(1,745,481)
                          ------------       --------------  ------------   -----------
Total Weighted Average
Number of Common Shares
and Equivalents            28,093,859          25,583,250     26,839,146    25,452,712
                          ------------       --------------  ------------  ------------
Net Loss per
Common Share            $       (0.06)       $      (0.05)   $     (0.14)  $     (0.07)
                          ============       ==============  ============   ===========


The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect:



						      Shares at end of
						          March 31,
						       2005	   2004
						------------------------------
Shares issuable upon exercise of stock options      14,498,484	13,522,817
Shares issuable upon exercise of warrants	     2,164,931	   806,035
Shares issuable upon conversion of promissory note      80,200     	 -




8. Interest and finance charges

Interest and finance charges consist of the following:


                                     Three Months ended March 31,    Six Months ended March 31,
                                        2005               2004           2005           2004
                                    ------------       --------------  ------------   -----------
Amortization of the fair value of     $  60,197          $      -      $   119,395      $     -
 warrants issued for placement fees
Amortization of debt discount
 related to the intrinsic value of
 the beneficial conversion feature
 of the convertible promissory notes    330,404                  -          568,661            -
Amortization of deferred finance
 charges and issue costs paid
 in connection with the convertible
 promissory note                         25,793	                 -           79,724            -
Amortization of debt discount related
 to warrants issued in connection with
 the convertible promissory notes       179,088                  -          454,506            -
Interest paid on convertible promissory
  notes                                   8,494                  -           39,161            -
Interest on promissory note              38,762                  -           38,762            -
Other interest	                   	 10,490              18,156          35,472       34,673
                                     -------------------------------------------------------------
                                     $  653,227           $  18,156     $ 1,335,680     $ 34,673
                                     =============================================================

9.  Related party transactions

The Company has retained a law firm to perform legal services for which Company has incurred total expenditure of $68,795 for services for the three months and $110,264 for the six months ended March 31, 2005 ($36,662 for three months and $58,161 for six months ended March 31, 2004). A director of the Company is a partner in that law firm. The transactions were valued at the exchange amount, which is the amount of consideration agreed to by the related parties. As of March 31, 2005 an amount of $133,032 ($118,456 as of March 31, 2004) resulting from these transactions is included in accounts payable and accrued liabilities.

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

        Bank Indebtedness and other loans

The bank indebtedness of DERMOND INC. in the amount of $94,037 as of March 31, 2005 ($90,101 as of September 30, 2004), carries interest at 7.5% per annum and is secured by an assignment of DERMOND INC.'s refundable research and development tax credit.

The bank indebtedness of Great Western Diamond Company in the amount of $4,007 as of March 31, 2005 ($12,163 as of September 30, 2004), carries interest at 8% per annum and is secured by the assets of Great Western Diamond Company.

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

	Rental of Premises

On March 2, 2005, the Company entered into a three-year operating lease for office facilities with an unrelated third party. In addition to the minimum rents due under the lease terms, the Company is responsible for its proportionate share of common area costs. Future minimum lease payments under the terms of the operating lease are $98,784 for 2006, $102,488 for 2007 and $108,192 for 2008.

11.	Subsequent events

On May 13, 2005, the Company borrowed $500,000 from Cornell Capital Partners and issued a promissory note to Cornell Capital Partners in that amount. At the same time, the Company placed 1,000,000 shares of common stock in escrow with an escrow agent designated by Cornell Capital Partners and the Company deposited with the escrow agent 5 requests for advances under the Standby Equity Distribution Agreement, each in the amount of $100,000 and one such advance in the amount of $40,534.25. The escrow agent has agreed to release the requests to Cornell Capital Partners every seven days beginning June 6, 2005. Upon the release of each request, the appropriate number of the Company's shares held in escrow will be issued to Cornell Capital Partners.

The promissory note issued to Cornell Capital Partners bears interest at the annual rate of 14% and is payable on or before October 21, 2005. Proceeds from the sale of the shares issued to Cornell Capital Partners will be utilized in payment of outstanding amounts under the promissory note. In the event that during the life of the promissory note, the proceeds from the sales of the escrowed shares are insufficient to repay all amounts due, the Company will immediately place in escrow such number of additional shares of its common stock of which the proceeds of the sale of such shares shall be sufficient to repay all amounts due under the promissory note. There is no limit on the number of shares the Company may be required to issue to Cornell Capital Partners to satisfy its obligation under the promissory note. Any decline in the market price of the Company's shares will increase the number of shares the Company would otherwise be required to issue to Cornell.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Development of WindStor

Testing of the 100 kilowatt (kW) WindStor Wind Turbine ("WWT") prototype, installed at the Universite du Quebec en Abitibi-Temiscamingue, in Rouyn-Noranda, Quebec Canada, continued during the quarter ended March 31, 2005. In January, the first series of systems testing was completed. During the rest of the quarter, tests evaluating WWT operating controls were conducted with a goal of autonomous operation in late spring.

Engineering of a commercial version of the WWT in a 200 kW configuration
advanced during the quarter.   Final engineering drawings are expected to be
complete in mid May and orders for the first two commercial units placed shortly thereafter. These orders will depend upon adequate funding to pay for the units and complete installation. Sites for the installations have not been finalized as of this date.

During the March 31, 2005 quarter we spent approximately $340,983 on WindStor related R&D expenditures and approximately $1,203,008 for the fiscal year to date.

Our plan to go directly to commercial installations for the 200 kW WWTs has altered the funding requirements. Previously we intended to install a 200 kW prototype at a Department of Energy site for testing. Now this location has requested commercial installations to meet a portion of their electricity load with renewable energy. The terms of a potential commercial installation (the number of WWTs and selling price of electricity) are in discussion. Our near term funding expectations are as follows, if we are able to obtain the funds:

	                       REQUIRED              ANTICIPATED
        USE                     FUNDS	      TIME PERIOD FOR USE OF FUNDS
--------------------------------------------------------------------------
Design & Engineering Completion	$  100,000	1 month
2 x 200 kW WWT Fabrication	$1,000,000	3 months
Installation and Commissioning	$  500,000	1 month

Our business model continues to focus on retained ownership of the WindStor installations and the sale of electricity generated by WWTs to WindStor customers. If our WIndstor prototype performs as we anticipate and WindStor operates successfully in initial commercial installations, we will seek debt financing to fund a portion of future WindStor installations. We will, however, require significant amounts of capital to install WindStor and for general and administrative expenses. If we are successful in obtaining funds to be utilized in connection with WindStor, we intend to allocate them as follows:

      USES	                                 Balance of FY 2005
--------------------------------------------------------------------
Cash Used For Operations	                       $ 2,600,000
Engineer and test WindStor prototypes and ongoing R&D  $   400,000
Capital Expenditures - WindStor Projects               $ 1,400,000
Repayment of Long Term Debt	                       $   110,000
Inventory, working capital, funding availability       $ 5,490,000
--------------------------------------------------------------------
TOTAL	                                               $10,000,000
                                                      ==============

18 companies in the United States have entered into sales representation agreements with us that provide for a payment to them in the event that one or more WindStors are sold or leased through their efforts. The payment will consist of 5% of WindStor's installed cost payable within 60 days of installation of a system, exclusive of taxes and transportation. Certain of the agents will also receive a 2% "carried equity interest" in each WindStor system they sell. Each of the agents has represented to us that it has expertise in the sale and promotion of energy products.

Lac Dore Mining Co.

Management has decided to seek a buyer or strategic partner for the Lac Dore deposit. Current market prices, at all time highs for Vanadium pentoxide, and our focus on WindStor have initiated this effort. We intend to engage an Investment Banking firm to assist us in this activity.

We intend to continue the development of our vanadium refining technologies if funding becomes available. Whether this technology is part of a potential sale of Lac Dore will depend upon the value allocation. We may consider a license of the technology rather than sale if the prospects of increased value is determined.

Cash Requirements for 2005 Fiscal Year Administrative Costs

To date our activities have been funded primarily through the sale of equity securities and financial assistance from Canadian governmental agencies in the form of loans and grants. As noted above, we must obtain substantial additional capital to engage in our proposed businesses.

Our anticipated cash requirements for administrative costs for the balance of our fiscal year ending September 30, 2005 (including direct support of subsidiary operations) are as follows:


     USE	                                         AMOUNT
-------------------------------------------------------------------
Employee salaries	                               $1,500,000

Professional costs (includes consultants, outside
accountants, independent auditors and legal counsel)   $  435,000

General and administrative (includes lease obligations,
travel and other administrative costs)	               $  636,000
--------------------------------------------------------------------

Neither McKenzie Bay nor our subsidiaries are able to continue development and administrative functions for more than a few months unless additional funding becomes available.

In the notes to our financial statements we have indicated that because we have suffered recurring losses and have a deficiency in assets (and working capital) there is substantial doubt about our ability to continue as a going concern. Our auditors have included this in their report dated January 12, 2005 on our consolidated financial statements for the year ended September 30, 2004.

There can be no assurance that we will be able to obtain adequate funding from outside sources to fund our operations. If we are unable to obtain the necessary funding, we will not be able to continue to operate.

Additional Employees and other Employment related activities

Currently, we have 11 fulltime employees. DERMOND will need to add a number of employees in anticipation of successful WWT and WindStor prototype testing. Additions include, project managers, mechanical, aeronautic and electrical engineers and administrative personnel. WindStor Power Co. intends to add project managers and administrative personnel. McKenzie Bay intends to add administrative personnel, including a controller and project supervisor.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to equity securities we sold during the quarter ended March 31, 2005 that were not registered under the Securities Act of 1933.

On January 4, 2005, we sold 3,000 shares of common stock to an investor at $1.00 per share, upon the exercise of an option.

On March 18, 2005, we issued 17,291 shares of common stock to an individual in exchange for the cancellation of his right to require us to repurchase an aggregate of 5,000 shares of our common stock from him at $3.25 per share.

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

4.8 Form of Promissory Notes payable to Cornell Capital Partners, LP. Previously filed as an exhibit to our Annual Report on Form 10KSB for the fiscal year ended September 30, 2004 and incorporated herein by reference.

10.1 Consulting Services Agreement of January 10, 2005 between McKenzie Bay International, Ltd, and Stone Street Advisors, LLC. Previously filed as an exhibit to our Annual Report on Form 10KSB for the fiscal year ended September 30, 2004 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Gary L. Westerholm. ++

31.2    Rule 13a-14(a) Certification of Gregory N. Bakeman. ++

32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Gary L. Westerholm.++


32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Gregory N. Bakeman.++

++	Filed herewith.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	McKENZIE BAY INTERNATIONAL, LTD.


Date:  May 23, 2005

By:	/s/ Gary L. Westerholm
	-----------------------
	    Gary L. Westerholm
            President, Chief Executive Officer and Director
            (Principal Executive Officer)


Date:  May 23, 2005

By:	/s/ Gregory N. Bakeman
	-----------------------
	Gregory N. Bakeman
        Treasurer, Chief Financial Officer and
        Director (Principal Financial and Accounting Officer)