Form 10QSB
period 2005-06-30
MCKENZIE BAY INTERNATIONAL LTD
filed 2005-08-17
CIK 1144216

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

                                June 30, 2005

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


                            37899 Twelve Mile Road, Ste. #300
                          Farmington Hills, Michigan 48331

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

Transitional Small Business Disclosure Format (check one):  Yes      No    X

On August 17, 2005, there were 29,883,471 shares outstanding of the issuer's common stock, $.001 par value.

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

Item 1. Financial Statements...............................................F-1

 Condensed Consolidated Balance Sheets as
  of June 30, 2005 and September 30,2004,..................................F-1

 Condensed Consolidated Statements of Loss and Comprehensive Loss for the
  three and nine months ended June 30, 2005 and 2004.......................F-2

 Condensed Consolidated Statements of Cash Flows for
  the nine months ended June 30, 2005 and 2004............................ F-3-4

  Notes to Condensed Consolidated Financial Statements.....................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation.........2

Item 3.  Controls and Procedures...........................................5

Part II.  Other Information

Item 6.  Exhibits..........................................................5

Signatures.................................................................6
================================================================================

Item 1. Financial Statements



             MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts stated in U.S. dollars)

                                    ASSETS
         		                                 June 30   September 30
                                                           2005	       2004
						       (Unaudited)
						       ---------    ---------
Current:
 Cash and cash equivalents	                       $ 152,435     $ 562,250
 Refundable taxes and other receivables                  110,398        86,696
 Prepaid expenses and deposits		                  94,460       200,896
 Reclamation cash bond		                          41,000       338,685
 Deferred issue and finance costs (notes 4 and 6)        922,800       359,724
                                                       ----------   ----------
Total current assets		                       1,320,093     1,548,251
Property and equipment           	                  28,214        31,580
Other assets                                              36,792        35,590
                                                       ----------    ---------
    Total assets	                              $1,385,099    $1,615,421
	                                               ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current:
 Bank indebtedness (note 10)	                       $  93,144     $ 102,264
 Accounts payable and accrued liabilities              3,054,820     2,380,916
 Convertible promissory notes, net of discount (note 4)  101,775       643,944
 Promissory note (note 5)                              2,125,000             -
 Current portion of long-term debt       		 287,169       219,740
 Reclamation and closure liabilities            	  40,000       350,000
 Redeemable capital stock 		                       -        86,775
                                                       ----------    ---------
Total current liabilities		               5,701,908     3,783,639
Long-term debt (note 6)		                       1,057,135     1,084,763
                                                       ----------    ---------
Total liabilities		                       6,759,043     4,868,402
                                                       ----------    ---------
Commitments and Contingencies

Stockholders' equity (deficit):
 Common stock - $0.001 par value (note 3):
  75,000,000 shares authorized,
  29,485,595 and 26,407,393 shares
  issued and outstanding		                  27,896        24,818
 Additional paid in capital		              23,258,049    20,133,739
 Deficit accumulated during the development stage    (28,119,503)  (23,020,986)
 Accumulated other comprehensive income (loss)		(540,386)     (390,552)
                                                     ------------  -----------
Total stockholders' deficit		              (5,373,944)   (3,252,981)
			                             ------------  -----------
Total liabilities and stockholders' deficit	    $  1,385,099  $  1,615,421
                                                     ============  ===========
   (See accompanying notes to condensed consolidated financial statements)

                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)
                         (Amounts stated in US dollars)


                                                                                                           Cumulative
                                                       Three months ended         Nine months ended      from inception
                                                           June 30,                  June 30,              on August 23,
                                                     2005           2004         2005          2004    1996 to June 30, 2005
                                                  -----------    -----------  ----------   ----------- ---------------------
Revenue                                          $         -    $        -  $         -   $        -     $     12,825
                                                  -----------    -----------  ----------   ------------    ------------
Expenses (Other income):
Mineral resources                                     81,375       (66,719)     258,920      (41,688)       7,536,291
Research and development, net                        253,810       174,789    1,520,440      339,147        2,826,291
General administration                               134,596        99,642      321,137      295,511        1,810,999
Wages and benefits                                   118,878        16,818      146,999       85,246        1,327,811
Managements wages and benefits                       199,032       166,717      572,001    1,031,365        4,070,877
Professional fees                                    371,262       166,984      817,830      455,063        3,101,114
Promotion and travel                                  87,292        46,704      206,666      112,858        1,207,921
Depreciation                                           1,802         4,382        5,466       12,472          409,728
Interest and finance charges (note 8)                142,317        15,953    1,477,997       50,626        1,911,942
Write-down of assets                                       -             -            -            -        1,626,821
Write off on incorporation and reorganization cost         -             -            -            -          152,051
Loss on marketable securities                              -             -            -            -        1,242,242
Gain on sale of property and equipment                     -             -            -            -          (26,806)
Gain on settlement of debt                               (97)            -     (176,667)           -         (176,667)
Interest income                                      (52,184)            -      (52,272)      (3,103)         (80,272)
                                                  -----------    ----------- -----------  ------------   --------------
Loss before income and mining taxes and
 cumulative effect of changes in accounting
 principle                                        (1,338,083)     (625,270)  (5,098,517)  (2,337,497)     (26,927,518)
Income tax and mining taxes recovery                       -             -            -            -          141,000
                                                  -----------    ----------- -----------  ------------   --------------
Loss before cumulative effect of change in
 accounting principle                             (1,338,083)     (625,270)  (5,098,517)  (2,337,497)     (26,786,518)
Cumulative effect of change in accounting
 principle for SFAS 142                                    -             -            -            -         (146,972)
                                                  -----------    ----------- -----------  ------------   --------------
Net Loss                                          (1,338,083)     (625,270)  (5,098,517)  (2,337,497)     (26,933,490)
                                                  -----------    ----------- -----------  ------------   --------------
Foreign currency translation adjustment                3,158        55,042     (149,834)     (24,252)        (540,386)
                                                  -----------    ----------- -----------  ------------   --------------
Comprehensive loss                               $(1,334,925)   $ (570,228) $(5,248,351) $(2,361,749)    $(27,473,876)
                                                  ===========    =========== ===========  ============   ==============
Basic and diluted loss per share                 $     (0.05)   $    (0.02) $     (0.18) $     (0.09)
                                                  ===========    =========== ===========  ============

                 (See accompanying notes to condensed consolidated financial statements)


                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                         (Amounts stated in US dollars)

                                                                                        Cumulative
                                                           Nine months ended         from inception
                                                                 June 30,            on August 23, 1996
                                                           2005            2004      to June 30, 2005
                                                        ----------      ----------    ---------------
Operating activities:
 Net loss                                             $(5,098,517)   $  (2,337,497)  $  (26,933,490)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Cumulative effect of change in accounting principle         -                -          146,972
    Depreciation                                            5,466           12,472          409,728
    Amortization of debt discount and deferred finance
     cost                                               1,222,285                -        1,317,844
    Expenses settled through issuance of common stock      24,099                -        1,954,941
    Write-down of assets                                        -                -        1,626,821
    Loss on sale of marketable securities                       -                -        1,242,242
    Gain on sale of property and equipment                      -                -          (26,806)
    Gain on settlement of debt                           (176,667)               -         (176,667)
    Stock-based payment                                     6,075          794,467        2,511,165
    Other                                                       -                -          (30,061)
 Net change in working capital related to operations:
    Refundable taxes and other receivables                (20,800)         172,329          (97,248)
    Deferred finance charges and issue costs             (563,076)               -         (587,340)
    Prepaid expenses and deposits                         106,436           90,568          (19,712)
    Accounts payable and accrued liabilities              582,667         (139,319)       2,830,346
    Reclamation and closure costs                        (310,000)               -           40,000
                                                        ----------       ----------     -------------
 Net cash used in operating activities                 (4,222,032)      (1,406,980)     (15,791,265)
                                                        ----------       ----------     -------------
Investing activities:
  Purchase of marketable securities                             -                -       (1,767,835)
  Proceeds on sale of property and equipment                    -                -          100,000
  Proceeds on sale of marketable securities                     -                -          525,593
  Proceeds from (purchase of) reclamation cash bond       297,685                -          (41,000)
  Purchase of property and equipment                       (2,265)         (13,974)      (2,085,440)
  Acquisition of business, net of cash acquired                 -                -          (31,286)
                                                         ----------       ----------     -------------
Net cash provided by (used in) investing activities        295,420          (13,974)      (3,299,968)
                                                         ----------       ----------     -------------

Financing activities:
  Issuance of notes payable                                     -                -           350,000
  Increase in bank indebtedness                           (12,163)          19,775            79,663
  Proceeds from issuance of convertible debt
   and warrants                                                 -                -         1,121,505
  Increase in convertible notes payable                 3,500,000                -         3,500,000
  Repayment of convertible note                        (1,375,000)               -        (1,375,000)
  Payment of financing fees and issue costs                     -                -          (100,000)
  Issuance of long-term debt                                    -                -           137,435
  Repayment of long-term debt                                   -          (29,529)         (137,435)
  Repayment of government assistance                     (128,289)               -          (128,289)
  Receipt of repayable government assistance              118,307            4,795         1,203,937
  Proceeds from sale of common stock                    1,420,000        1,424,401        14,735,558
  Proceeds on sale of options                                   -                -            33,160
  Redemption of redeemable capital stock                        -                -           (37,500)
  Purchase of common stock for treasury                         -                -          (149,622)
                                                        ----------       ----------     --------------
Net cash provided by financing activities               3,522,855        1,419,442        19,233,412
                                                        ----------       ----------     --------------
Effect of foreign currency
  exchange rate changes on cash and equivalents            (7,058)            (125)            9,256
                                                        ----------       ----------     --------------
Net increase (decrease) in cash and cash
  equivalents                                            (410,815)          (1,637)          151,435
                                                        ----------       ----------     --------------
Cash and cash equivalents, beginning of period            562,250           49,208                 -
                                                        ----------       ----------     --------------
Cash and cash equivalents, end of period             $    151,435   $       47,571    $      151,435
                                                        ==========       ==========     ==============
Supplemental non-cash financing activities:

Cash paid for interest                               $     23,545   $       11,943    $      226,980

Issuance of commons stock in lieu of settlement
  of debt                                                  74,750                -            74,750

Issuance of common stock in lieu of payment
  of issue costs                                          270,000          280,000           550,000

Issuance of common stock in lieu of repurchasing
  redeemable common stock                                  32,500           60,000           202,500

Issuance of options in lieu of repurchasing
  redeemable common stock                                       -                -           605,210

Issuance of commons stock in lieu of repayment of
  convertible promissory note                             825,000                -           850,626

Issuance of common stock in lieu of payment of notes
  payable                                                       -                -           356,424

Repurchase of capital stock in settlement of
  accounts receivable                                           -                -            11,300
                                                        ----------       ----------      -------------


          (See accompanying notes to condensed consolidated financial statements)

               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JUNE 30, 2005
           (Amounts stated in US dollars unless indicated otherwise)

1. Nature of operations

McKenzie Bay International, Ltd. and subsidiaries (Company) is a development stage company with no operations. The Company's primary business activity is the development of wind powered alternative energy systems. In addition, the Company holds mining claims to a vanadium deposit in Northern Quebec.

2.  Accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with Notes to Consolidated Financial Statements included in the Company's Annual Report of Form 10-KSB for the fiscal year ended September 30, 2004. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-months and nine-months periods ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending September 30, 2005.

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

The Company has suffered recurring losses and has a deficiency in net assets that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. However, management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term.

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

(d) Share-Based Payment

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

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows for the periods ended June 30, 2005 and 2004:


                          Three months ended           Nine months ended
                                June 30,                    June 30,

                          2005         2004          2005           2004
                       ----------    ----------    ----------    ----------

Net loss, as reported  $(1,338,083)  $(625,270)  $(5,098,517) $(2,337,497)

Add:  Stock-based
employee compensation
expense included in
reported net income,
net of related tax
effects                     2,025        6,443         6,075      739,326

Deduct:  Total
stock-based employee
compensation expense
determined under fair
value based method for
all awards, net of
related tax effects     (149,156)      (21,539)   (1,021,318)  (1,952,634)
                      -----------   -----------   -----------  -----------
Pro forma net loss   $(1,485,214)   $ (640,366)  $(6,113,760) $(3,550,805)
                      ===========   ===========   ===========  ===========

Basic and diluted
earning per share:

As reported            $  (0.05)   $    (0.02)    $   (0.18)   $    (0.09)

Pro forma              $  (0.05)   $    (0.02)    $   (0.22)   $    (0.14)


The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions for the periods ended June 30, 2005 and 2004:

                               Three months ended           Nine months ended
                                    June 30,                    June 30,

                               2005         2004          2005           2004
                            ----------    ----------    ----------    ----------
Risk Free interest rate	        4.04%	    4.32%	   4.06%	 4.32%
Expected average life (years)	9.86	    10.00     	    9.36   	 10.00
Dividend yield		           0%	       0%	      0%            0%
Volatility		         121%        105%	    126%	  105%
Fair values of option grants
per share	              $	0.93	  $ 1.72	  $ 1.09	$ 1.72


(e)	Reclassifications

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

3. Common stock

The following table summarizes the activity related to common stock for the nine months ended June 30, 2005:

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
Avg./share)                     65,000              65             74,685       74,750

Common shares issued for cash
 and other ($0.68 Wt, Avg/
 share)                        569,931             570            387,005      387,575

Common shares issued on
 conversion of promissory
 notes ($0.75 wt. Avg/share) 1,100,009           1,100            823,900      825,000

Common shares issued for
 exercise of options ($1.00
 Wt. Avg./share                  3,000               3              2,997        3,000

Stock option compensation            -               -              2,025        2,025

Fair value of warrant issued
 to private placement agent          -               -             35,665       35,665

Expiration of redeemable capital
 stock rights                        -               -              8,450        8,450
---------------------------------------------------------------------------------------
Balance, March 31, 2005     28,307,798        $ 26,718        $22,464,920  $22,491,638
---------------------------------------------------------------------------------------
Common shares issued for
 cash and other ($0.58
 Wt. Avg./share)            1,142,790	         1,143	          667,160      668,303


Common shares issued for
 settlement of expenses
 and accounts payable
($0.62 Wt. Avg./share          35,007		    35	           21,653	21,688

Stock options, compensation         -                -              2,025        2,025

Fair value of warrants
 issued to private placement
 agent                              -                -             56,466       56,466

Expiration of redeemable
 capital stock                      -                -             45,825       45,825
---------------------------------------------------------------------------------------
Balance, June 30, 2005     29,485,595         $ 27,896        $23,258,049  $23,285,945
======================================================================================


(a) 	Share-based incentive plans

The Company has three share-based incentive plans, each being limited so that options to acquire no more than 2,500,000 common shares per plan may be outstanding at any one time.

(i) Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant. All options expire no later than ten years from the grant date.
      In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option. As of June 30, 2005, options to purchase an aggregate of 1,040,000 common shares have been issued under this plan.

(ii) Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant. The options expire ten years from the date of grant. As of June 30, 2005, options to purchase an aggregate of 2,080,000 common shares have been issued under this plan.

(iii) Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant. The options vest over three years. As of June 30, 2005, options to purchase an aggregate of 1,709,584 common shares have been issued under this plan.

The following tables contain information with respect to all options granted by the Company, in addition to those granted under the preceding incentive plans:

                                                          Weighted
                                                          average
                                                          exercise
                                                           price
                                                            per
                                         Shares            share
                                     --------------    -------------
Options outstanding,
  September 30, 2004                    13,632,817         $ 1.08
        Granted                            924,167         $ 1.33
                                     --------------    -------------
Options outstanding,
 December 31, 2004                      14,556,984         $ 1.10
        Exercised                           (3,000)        $ 1.00
        Expired                            (55,500)        $ 2.00
                                     --------------    -------------
Options outstanding,
 March 31, 2005                         14,498,484         $ 1.10
        Granted                            315,000         $ 0.99
                                     --------------    -------------
Options outstanding
 June 30, 2005                          14,813,484         $ 1.09
                                     ==============    =============

                     Outstanding options         Exercisable options
	             ---------------------     ------------------------
	              Weighted  Weighted                         Weighted
	              Average   average                           average
	               life     price                             price
  Price      Shares   (years)  US$/share           Shares       US$/share
  ------   --------  -------  ----------          ---------    ----------
  0.74	     300,000	2.70	$0.74		     -		$      -
0.97-1.07 11,236,917	4.44	 1.00		10,501,917	    1.00
1.22-1.25    617,400	2.88	 1.24		   467,400	    1.25
1.30-1.50  2,059,167	6.84	 1.37		 1,434,167          1.39
  1.88	     525,000	8.75	 1.88		   525,000          1.88
2.00-3.00     75,000	3.98     2.70	            75,000          2.70
          ----------                            -----------
	  14,813,484				13,003,484
          ==========                            ==========

(b) 	Stock warrants

As of June 30, 2005, the following warrants for the purchase of common stock were outstanding:
	                                   Number
	                                 of warrants
	                               --------------
	Outstanding, September 30, 2004	2,153,980
	Issued                           150,000
	Expired	                        (190,625)
	---------------------------------------------
	Outstanding, December 31, 2004	2,113,355
	Issued                             59,513
	Expired	                           (7,937)
	---------------------------------------------
	Outstanding, March 31, 2005     2,164,931
        Issued                            116,457
        ---------------------------------------------
        Outstanding, June 30, 2005	2,281,388
        =============================================

The warrants outstanding at June 30, 2005, can be exercised at prices ranging from $0.65 to $3.00. The expiration dates of the warrants range from August 19, 2005 to June 27, 2007.

4. Convertible promissory notes

On August 13, 2004, the Company borrowed $500,000 from 13 lenders and issued its 12% convertible promissory notes in that aggregate amount. The notes and interest were initially due and payable on November 14, 2004 although the date was subsequently extended to February 18, 2005. The lenders were entitled to convert the notes into a total of 666,667 shares of common stock. The Company also issued warrants to the lenders for the purchase of an aggregate of 750,000 shares of the Company's common stock on or before August 13, 2006 at $1.07 per
share.   Interest was due upon the conversion of the promissory notes to shares of common stock or when the promissory notes became due.

On September 7, 2004, the Company borrowed $598,450 from ten lenders and issued its 12% convertible promissory notes in that aggregate amount. The terms of the notes and the issuance of warrants in connection with the notes were substantially the same as those of the loans of August 13, 2004, except that the notes were convertible into 746,867 shares of common stock and lenders received warrants for the purchase of an aggregate amount of 873,300 shares of common stock on or before September 7, 2006, at $1.42 per share.

On November 15, 2004, a registration statement filed by the Company with the Securities and Exchange Commission (SEC) which included the shares obtainable by the lenders upon conversion of the promissory notes was declared effective by the SEC.

The 12% promissory notes and warrants were recorded at their relative fair values. The fair value assigned to the warrants of $529,789 was estimated using the Black Scholes option-pricing model. The intrinsic value of the conversion feature at the date the promissory notes were issued was $568,661, after taking into account the fair value of the warrants. These amounts have been recorded as debt discount, with an offsetting increase to additional paid-in capital. As of June 30, 2005, all of the debt discount has been amortized as additional non-cash interest expense over the life of the debt using the effective interest method.

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

5. Promissory notes

On January 10, 2005, the Company borrowed $1,000,000 from Cornell Capital Partners, L.P (Cornell Capital Partners) and issued its promissory note to Cornell Capital Partners in that amount. At the same time, the Company placed 1,000,000 shares of common stock in escrow with an escrow agent designated by Cornell Capital Partners and also deposited with the same escrow agent 19 requests for advances under the Standby Equity Distribution Agreement, each in the amount of $50,000 and one such advance in the amount of $75,479.45. The escrow agent agreed to release the requests to Cornell Capital Partners every seven days beginning January 17, 2005. Upon the release of each request, the appropriate number of our shares held in escrow were issued to Cornell Capital Partners.

The promissory note issued to Cornell Capital Partners bears interest at the annual rate of 12% and was payable on or before June 4, 2005. Proceeds from the sale of the shares issued to Cornell Capital Partners were utilized in payment of outstanding amounts under the promissory note. In the event that during the life of the promissory note, the proceeds from the sales of the escrowed shares had been insufficient to repay all amounts due, the Company had agreed to immediately place in escrow such number of additional shares of its common stock of which the proceeds of the sale of such shares would be sufficient to repay all amounts due under the promissory note. There was no limit on the number of shares the Company may have been required to issue to Cornell Capital Partners to satisfy its obligation under the promissory note. Any decline in the market price of the Company's shares increased the number of shares the Company would otherwise be required to issue to Cornell.

On each of February 14, 2005 and March 14, 2005 the Company borrowed an additional $1,000,000 from Cornell Capital Partners under the same terms and conditions, except that the weekly advances began June 6, 2005 and the promissory notes are payable on or before October 17, 2005 and October 21, 2005, respectively. The share escrow with respect to the loans consists of 2,000,000 shares and 1,000,000 shares, respectively.

On May 13, 2005, the Company borrowed $500,000 from Cornell Capital Partners and issued its promissory note to Cornell Capital Partners in that amount. At the same time, the Company placed 1,000,000 shares of common stock in escrow with an escrow agent designated by Cornell Capital Partners and the Company deposited with the escrow agent 19 requests for advances under the Standby Equity Distribution Agreement, each in the amount of $25,000 and one such advance in the amount of $40,534.25. The escrow agent has agreed to release the requests to Cornell Capital Partners every seven days beginning June 6, 2005. Upon the release of each request, the appropriate number of the Company's shares held in escrow was and will continue to be issued to Cornell Capital Partners.

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

6. Standby equity distribution agreement

On April 6, 2004, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners. Under the Agreement and subject to its terms and conditions, the Company may require Cornell Capital Partners to purchase newly issued common shares from the Company, for a maximum total purchase price of $15 million over a 24-month period, less certain fees and expenses. The amount of any advance (periodic sale of stock) may not exceed $625,000 and the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of the Company's then outstanding common stock. The Company incurred $550,000 in issue costs related to the signing of the Agreement. These costs were settled through the issuance of 224,412 of common shares at $2.25 per share, which represented the volume weighted average trading price of the Company's shares on the signing date of the agreement. These costs have been deferred and will be treated as a reduction to the proceeds from the shares issued under the Agreement.

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

	                            Three Months ended June 30,   Nine Months ended June 30,
	                             2005               2004           2005           2004
	                          ------------       --------------  ------------   -----------
	Net Loss                 $ (1,338,083)     $     (625,270)  $ (5,098,517)  $(2,337,497)
	                          ------------       --------------  ------------   -----------
	Total Weighted Average
	Number of Common Shares
	and Equivalents            28,821,709          26,082,842     27,783,450     25,691,524
	                          ------------       --------------  ------------  ------------
	Net Loss per
	Common Share            $       (0.05)       $      (0.02)   $     (0.18)  $     (0.09)
	                          ============       ==============  ============   ===========


The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect:

				               Shares at end of period
				                       June 30,
					            2005	2004
						   -----       ------
Shares issuable upon exercise of stock options	14,813,484   13,522,817
Shares issuable upon exercise of warrants        2,281,388	834,485

8.	Interest and finance charges

Interest and finance charges consist of the following:

                                          Three Months ended               Nine Months ended
                                                June 30,                         June 30,
                                        2005               2004           2005           2004
                                    ------------       --------------  ------------   -----------
Amortization of the fair value of     $        -         $      -       $   119,394      $     -
 warrants issued for placement fees

Amortization of debt discount
 related to the intrinsic value of
 the beneficial conversion feature
 of the convertible promissory notes           -                 -          568,661            -

Amortization of deferred finance
 charges and issue costs paid
 in connection with the convertible
 promissory note                               -	         -           79,724            -

Amortization of debt discount related
 to warrants issued in connection with
 the convertible promissory notes              -                 -          454,506           -

Interest paid on convertible promissory
  notes                                  56,844                  -           96,005            -

Interest on promissory note              33,328                  -           72,090            -

Other interest	                   	 52,145              15,953          87,617       50,626
                                     -------------------------------------------------------------
                                     $  142,317           $  15,953     $ 1,477,997     $ 50,626
                                     =============================================================

9. Related party transactions

The Company has retained a law firm to perform legal services for which Company has incurred total expenditure of $1,009 for services for the three months and $111,273 for the nine months ended June 30, 2005 ($33,984 for three months and $92,145 for nine months ended June 30, 2004). A director of the Company was a partner in that law firm during the time those services were rendered. The transactions were valued at the exchange amount, which is the amount of consideration agreed to by the related parties. As of June 30, 2005 an amount of $134,041 ($102,440 as of June 30, 2004) resulting from these transactions is included in accounts payable and accrued liabilities.

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

  Bank indebtedness and other loans

The bank indebtedness of Dermond Inc. in the amount of $ 93,144 as of June 30, 2005 ($90,101 as of September 30, 2004), carries interest at 4.25% per annum and is secured by an assignment of Dermond Inc.'s refundable research and development tax credit.

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

  Rental of Premises

On March 2, 2005, the Company entered into a three-year operating lease for office facilities with an unrelated third party. In addition to the minimum rents due under the lease terms, the Company is responsible for its proportionate share of common area costs. Future minimum lease payments under the terms of the operating lease are $101,528 for 2006, $106,232 for 2007 and $45,080 for 2008.


11.	Subsequent events

On July 15, 2005 Dermond Inc. issued its 12% unsecured convertible debenture due March 31, 2006 to borrow $103,135. The debenture is convertible into 103,135 common shares of McKenzie Bay International Ltd (MKBY) on or before the due date. Upon any conversion, MKBY will issue a warrant to purchase one common share for each two shares issued upon the conversion for $1.25 per share. The warrants will expire on July 15, 2007.

On August 1, 2005, Gary L. Westerholm, the president of the Company, agreed to loan up to $250,000 to the Company pursuant to a 3.58% promissory note issued to him by the Company. The principal amount along with interest accrued is payable no later than September 15, 2005. As of August 15, 2005, Mr. Westerholm had loaned $22,600 to the Company.

On August 1, 2005 the board of directors extended the expiration of 604,900 options to August 15, 2006.

Options

Item 2. Management's Discussion and Analysis or Plan of Operation.

Development of WindStor

Final engineering of a commercial version of the WindStor Wind Turbine ("WWT"), in a 200 kW configuration, continued during the quarter with completion expected
in our 4th quarter.   Engineering drawings were in process, to be provided to
manufacturers for component quotes, and are also expected to be completed in our 4th quarter. We continue to work with prospective customers for WWT installation contracts. Any contract entered into will depend upon adequate funding to pay for the units and complete installation. Sites for installations have not been finalized.

Testing of the 100 kilowatt (kW) WindStor Wind Turbine ("WWT") prototype, installed at the Universite du Quebec en Abitibi-Temiscamingue, in Rouyn-Noranda, Quebec Canada, continued during the quarter ended June 30, 2005 and was primarily directed at software and control program optimization.

During the June 30, 2005 quarter we spent approximately $234,000 on WindStor related R&D expenditures and approximately $1,531,000 for the fiscal year to date.

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


Our business model continues to focus on retained ownership of the WindStor installations and the sale of electricity generated by WWTs to WindStor customers. If our WindStor prototype performs as we anticipate and WindStor operates successfully in initial commercial installations, we will seek debt financing to fund a portion of future WindStor installations. We will, however, require significant amounts of capital to install WindStor and for general and administrative expenses. If we are successful in obtaining funds to be utilized in connection with WindStor, in addition to the development funds required above, we will require and would intend to use the net funding proceeds as follows:

          USE	                                                  AMOUNT
-------------------------------------------------------------------------
Repayment of convertible promissory notes, including interest $   97,000
WindStor Commercial Installations 	                      $1,000,000
Repayment of loans from Cornell Capital Partners	      $2,200,000
Working capital and other corporate purposes	              $  751,994
------------------------------------------------------------------------
Total	                                                      $4,048,994
                                                              ==========

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

Lac Dore Mining Co.

We have hired an investment banking firm to assist it in identifying a buyer or strategic partner for the Lac Dore deposit.

We only intend to only continue the maintenance of our claims rather than any other activities at Lac Dore. Whether the refining technology developed during the preliminary feasibility study is part of a potential sale of Lac Dore will depend upon the value allocation. We may consider a license of the technology rather than sale if the prospects of increased value is determined.

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

Our anticipated cash requirements for administrative costs for the balance of our fiscal year ending September 30, 2005 (including direct support of subsidiary operations) are as follows:


     USE	                                         AMOUNT
-------------------------------------------------------------------
Employee salaries	                               $  383,000

Professional costs (includes consultants, outside
accountants, independent auditors and legal counsel)   $  147,000

General and administrative (includes lease obligations,
travel and other administrative costs)	               $2,000,000
--------------------------------------------------------------------

Neither MKBY nor our subsidiaries are able to continue development and administrative functions for more than a few months unless additional funding becomes available.

In the notes to our financial statements we have indicated that because we have suffered recurring losses and have a deficiency in assets (and working capital) there is substantial doubt about our ability to continue as a going concern. Our auditors have included a statement to this effect in their report dated January 12, 2005 on our consolidated financial statements for the fiscal year ended September 30, 2004.

There can be no assurance that we will be able to obtain adequate funding from outside sources to fund our operations. If we are unable to obtain the necessary funding, we will not be able to continue to operate.

Additional Employees and other Employment related activities

Currently, we have 12 fulltime employees. Dermond will need to add a number of employees in anticipation of successful WWT and WindStor prototype testing. Additions include, project managers, mechanical, aeronautic and electrical engineers and administrative personnel. WindStor Power Co. intends to add project managers and administrative personnel. MKBY intends to add administrative personnel, including a controller and project supervisor.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements. In addition to factors described in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, and other periodic reports filed with the SEC including those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 under the caption "FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK," which disclosure is hereby incorporated by reference, could cause actual results to differ from those described in the forward-looking statements.

Item 3.  Controls and Procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate. There were no changes in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 6.  	Exhibits.

Exhibit
Number  Description
------  ------------
2.1 	Share Purchase Agreement between McKenzie Bay International, Ltd. and
	Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc. of February 12, 2002. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit
	to our registration statement on Form 10-SB and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to our registration statement on
	Form 10-SB and incorporated herein by reference.

4.1	See Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate. Previously filed as an exhibit\ to our
	Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and incorporated herein by reference.

4.3	Form of Warrant. Previously filed as an exhibit to our Annual Report on
	Form 10-KSB for the fiscal year ended September 30, 2002 and incorporated herein by reference.

4.4	Form of Subscription Agreement. Previously filed as an exhibit to our
	Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and incorporated herein by reference. Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period year ended June 30, 2004 and incorporated herein by reference.

4.5	Promissory Note and Warrant issued on August 13, 2004, letter of August
	16, 2004 amending certain terms and "Debenture" setting forth certain terms. Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 and incorporated herein by reference.

4.6	Promissory Note and Warrant issued on September 7, 2004 and "Debenture"
	setting forth certain terms. Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 and incorporated herein by reference.

4.7	Form of Promissory Notes payable to Cornell Capital Partners, LP.
	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 3004 and incorporated herein by reference

4.8	Form of Debenture dated July 14, 2005 payable to Centre local de
	developpement MRC Rouyn-Noranda and related Loan Agreement, Suretyship and form of warrant. Previously filed as an exhibit to Post-Effective Amendment to our registration statement on Form SB-2, file number 333-119493, and incorporated herein by reference.

10.1	Employment Agreement dated as of June 28, 2005 between Doris F. Galvin
	and WindStor Power Co. Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form SB-2, file number 333-119493, and incorporated herein by reference.

10.2	Agreement of July 7, 2005 between McKenzie Bay International, Ltd., and
	Brooks, Houghton & Company, Inc. Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form SB-2, file number 333-119493, and incorporated herein by reference.

10.3	Employment Agreement dated as of April 1, 2005 between Donald C. Harms
	and McKenzie Bay International, Ltd. Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form SB-2, file number 333-119493, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Gary L. Westerholm. ++

31.2    Rule 13a-14(a) Certification of Gregory N. Bakeman. ++

32.1    Certification Pursuant to 18 U.S.C. Section 1350 of Gary L. Westerholm.
	++

32.2    Certification Pursuant to 18 U.S.C. Section 1350 of Gregory N. Bakeman.
	++

++ Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MCKENZIE BAY INTERNATIONAL, LTD.


Date:  August 17, 2005

By:	/s/ Gary L. Westerholm
	------------------------
	Gary L. Westerholm
        President, Chief Executive Officer and Director
        (Principal Executive Officer)



Date:  August 17, 2005

By:	/s/ Gregory N. Bakeman
	------------------------
	Gregory N. Bakeman
        Treasurer, Chief Financial Officer
        and Director (Principal Financial and Accounting Officer)