Form 10KSB/A
period 2004-09-30
MCKENZIE BAY INTERNATIONAL LTD
filed 2005-09-15
CIK 1144216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB


                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended September 30, 2004


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
                      (I.R.S. Employer Identification No.)


                       37899 Twelve Mile Road, Suite 300,
                           Farmington Hills, MI 48331

                   ( Address of Principal Executive Offices)

                                    48331
                                  (Zip Code)

                                 (248) 489-1961
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

     Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  __X__    No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. \ X \

The issuer's revenues for the fiscal year ended September 30, 2004 were $0.

On January 7, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $19,451,428 computed by reference to the price at which the common equity was sold.

On January 7, 2005, the issuer had outstanding 26,578,239 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ______   No   X

============================================================================

Item 7. 	Financial Statements.

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.
                                                                   PAGE NO.

Report of Independent Auditor's......................................F-1

Financial Statements

CONSOLIDATED BALANCE SHEETS..........................................F-2
SEPTEMBER 30, 2004 and 2004

CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO SEPTEMBER 30, 2004............... .................F-3-4

CONSOLIDATED STATEMENT OF LOSS
YEARS ENDED SEPTEMBER 30, 2004 and 2003..............................F-5

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004 and 2003............................ .F-6-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004................................................. .F-8-22

==============================================================================


                        MCKENZIE BAY INTERNATIONAL, LTD.
                         (A development-stage company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004


Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders McKenzie Bay International, Ltd. Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of McKenzie Bay International, Ltd. and subsidiaries (a development stage company) as of September 30, 2004 and 2003, and the related consolidated statements of changes in stockholders' equity (deficit), loss and cash flows for the years then ended, and for the period from inception on August 23, 1996 through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKenzie Bay International, Ltd. and subsidiaries as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period from inception on August 23, 1996 through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the development of wind powered alternative energy systems. As discussed in Note 2 to the financial statements, the Company has incurred significant losses since inception, and has a working capital and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
----------------------
Grand Rapids, Michigan
September 2, 2005

------------------------------------------------------------------------


             MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2004 and 2003
                        (Amounts stated in U.S. dollars)

                                    ASSETS

                                                           2004	        2003
						        ---------     --------
Current:
 Cash and cash equivalents	                       $ 562,250    $   49,208
 Refundable taxes and other receivables                  122,286       262,979
 Deferred charges		                          24,264             -
 Prepaid expenses and deposits		                 200,896       145,441
 Deferred issue and finance costs (notes 5 & 8)          359,724             -
                                                        --------      --------
Total current assets		                       1,245,156       457,628
Reclamation cash bond (note 3)		                 338,685       338,685
Property and equipment (note 4)		                  31,580        76,263
                                                        --------       -------
    Total assets	                               $1,615,421   $  872,576
	                                                =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current:
 Bank indebtedness (note 15)	                       $  102,264       83,463
 Accounts payable and accrued liabilities (note 14)	2,380,916    2,162,934
 Convertible promissory notes, net of discount (note 5)	  643,944            -
 Current portion of long-term debt (note 6)		  219,740       32,945
                                                        ----------   ----------
 Total current liabilities		                3,346,864    2,279,342

Long-term liabilities:
 Long-term debt (note 6)		                1,084,763    1,074,651
 Reclamation and closure liabilities (note 3)		  350,000      250,000
 Redeemable common stock (note 7)		           86,775      252,175
                                                        ----------   ----------
 Total long-term liabilities		                1,521,538    1,576,826
                                                        ----------   ----------
Total liabilities		                        4,868,402    3,856,168
                                                        ----------   ----------
Commitments and Contingencies (note 15)

Stockholders' equity (deficit):
 Common stock - $0.001 par value (note 7):
  75,000,000 shares authorized,
  26,407,393 and 25,137,958 shares
  issued and outstanding		                   24,818       23,649
 Additional paid in capital		               20,133,739   16,781,788
 Deficit accumulated during the development stage     (23,020,986) (19,564,758)
 Accumulated other comprehensive income (loss)		 (390,552)    (224,271)
                                                      ------------ ------------
Total stockholders' deficit		               (3,252,981)  (2,983,592)
			                              ------------ ------------
Total liabilities and stockholders' deficit	     $	1,615,421  $	872,576
                                                      ============ ============

                            (See accompanying notes)

                MCKENZIE BAY INTERNATIONAL LTD. and subsidiaries
                         (A development-stage company)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Deficit)
            FROM INCEPTION ON AUGUST 23, 1996 TO SEPTEMBER 30, 2004
                         (Amounts stated in US dollars)

                                                                                       Accumulated
                                                                                          other           Total
                                        Common     Common   Additional                comprehensive   stockholders'
                                        stock      stock     paid in     Accumulated      income        equity
                                        shares     amount    capital       deficit        (loss)       (deficit)
                                      --------- ----------  ---------   -----------  -------------- -------------

 Common shares issued for cash
 ($0.04 Wt. Avg./share)                200,000   $     200   $   7,097  $        -       $      -    $    7,297
 Common shares issued in exchange of
    exploration claims and services
    ($0.04 Wt. Avg./share)              50,000          50       1,774           -              -         1,824
 Net loss for the year                       -           -           -      (7,116)             -        (7,116)
 Change in foreign currency
   translation adjustment                    -           -           -           -             12            12
-------------------------------------  -----------  ----------  ---------  -----------  ------------- ------------
 Balance, September 30, 1996           250,000         250       8,871      (7,116)            12         2,017

 Common shares issued for cash
  ($0.15 Wt.Avg./share)              5,149,560       5,150     748,534           -              -       753,684
 Common shares issued in exchange of
    exploration claims and services
     ($0.04 Wt. Avg./share)          2,804,540       2,804     114,159           -              -       116,963
 Net loss for the year                       -           -           -    (816,944)             -      (816,944)
 Change in foreign currency
    translation adjustment                   -           -           -           -           (473)         (473)
------------------------------------ -----------  ---------  -----------  -----------   ------------  ------------
 Balance, September 30, 1997         8,204,100       8,204     871,564    (824,060)          (461)       55,247

 Common shares issued for cash
  ($0.85 Wt.Avg/share)                 517,000         517     440,277           -              -       440,794
 Common shares issued in exchange of
    exploration claims and services
     ($0.04 Wt. Avg./share)          1,105,000       1,105      43,719           -              -        44,824
 Net loss for the year                       -           -           -    (519,123)             -      (519,123)
 Change in foreign currency
   translation adjustment                    -           -           -           -         (3,557)       (3,557)
------------------------------------ -----------  ----------  --------- ------------  ------------  -------------
 Balance, September 30, 1998         9,826,100       9,826   1,355,560  (1,343,183)        (4,018)       18,185

 Common shares issued for cash
  ($0.22 Wt.Avg./share)              1,755,744       1,756     381,685           -              -       383,441
 Common shares issued in exchange of
    exploration claims and services
    ($1.08 Wt. Avg./share)           1,245,000       1,245   1,337,925           -              -     1,339,170
 Net loss for the year                       -           -           -  (1,608,740)             -    (1,608,740)
 Change in foreign currency
    translation adjustment                   -           -           -           -            257           257
------------------------------------ -----------  ----------  --------- ------------  ------------  -------------

 Balance, September 30, 1999        12,826,844      12,827   3,075,170  (2,951,923)        (3,761)      132,313

 Issuance of redeemable common stock         -           -           -    (640,075)             -     (640,075)
 Common shares issued for cash
  ($0.61 Wt. Avg./share)             1,734,202       1,734   1,054,409           -              -     1,056,143
 Common shares issued for services
  ($0.50 Wt. Avg./share)                42,000          42      20,958           -              -        21,000
 Net loss for the year                       -           -           -    (830,612)             -      (830,612)
 Change in foreign currency
   translation adjustment                    -           -           -           -           (938)         (938)
------------------------------------ -----------  ----------  --------- ------------  ------------  -------------
 Balance, September 30, 2000        14,603,046      14,603   4,150,537  (4,422,610)        (4,699)     (262,169)

Issuance of redeemable common stock          -           -           -    (545,938)             -      (545,938)
Common shares issued for cash
   ($0.84 Wt. Avg/share)             5,734,801       4,241   4,809,951           -              -     4,814,192
Common shares issed for services
   ($0.88 Wt. Avg./share)              148,928         149     130,207           -              -       130,356
Purchase of common stock for treasury (79,000)         (79)   (145,174)          -              -      (145,253)
Net loss for the year                        -           -           -  (4,933,244)             -    (4,933,244)
Change in foreign currency
 translation adjustment                      -           -           -           -        (12,833)      (12,833)
Unrealized holding loss on marketable
 securities                                  -           -           -           -       (371,735)     (371,735)
Expiration of redemption rights              -           -      12,000           -              -        12,000
Stock options issued for services            -           -      73,085           -              -        73,085
Stock options issued for compensation        -           -     829,500           -              -       829,500
------------------------------------ -----------  ----------  --------- ------------  ------------  -------------
Balance as at September 30, 2001    20,407,775      18,914   9,860,106  (9,901,792)      (389,267)     (412,039)

Common shares issued for cash
  ($0.00 Wt. Avg./share)                     -           5      56,920           -              -        56,925
Common shares issued for services
  ($0.92 Wt. Avg./share)             1,572,053       1,572   1,441,098           -              -     1,442,670
Common shares issued for business
  acquisition-DERMOND INC.
   ($1.25 Wt. Avg./share)              100,000         100     124,900           -              -       125,000
Common shares issued for conversion
  of note payable ($1.07 Wt.Avg/share)  23,877          24      25,602           -              -        25,626
Common shares issued for exercise of
  warrants ($0.64 Wt. Avg./share)       25,000          25      16,092           -              -        16,177
Common shares issued for exercise of
  warrants ($1.23 Wt. Avg./share)      969,935         970   1,191,390           -              -     1,192,360
Purchase of common stock for treasury   (3,000)         (3)     (4,366)          -              -        (4,369)
Net loss for the year                        -           -           -  (5,970,574)             -    (5,970,574)
Change in foreign currency
   translation adjustment                    -           -           -           -         40,431        40,431
Reclassification to the consolidated
   statement of loss of the holding
    loss on marketable securities            -           -           -           -        371,735       371,735
Expiration of redemption rights              -           -     439,659           -              -       439,659
Stock options issued for services            -           -     341,696           -              -       341,696
Stock options issued for compensation        -           -     125,270           -              -       125,270
------------------------------------ -----------  ----------  --------- ------------  ------------  -------------
Balance as at September 30, 2002    23,095,640       21,607 13,618,367 (15,872,366)        22,899    (2,209,493)

Common shares issued for cash
 ($0.65 Wt. Avg./share)                453,337          453    295,414           -              -       295,867
Common shares issued for exercise of
 warrants ($0.83 Wt. Avg./share)       661,038          661    551,125           -              -       551,786
Common shares issued for services
 ($0.83 Wt. Avg./share)                937,943          938    822,053           -              -       822,991
Purchase of common stock for treasury  (10,000)         (10)   (11,290)          -              -       (11,300)
Net loss for the year                        -            -           -  (3,692,392)            -    (3,692,392)
Change in foreign currency
   translation adjustment                    -            -           -           -       (247,170)    (247,170)
Expiration of redemption rights              -            -     514,471           -              -      514,471
Stock options issued for services            -            -      63,187           -              -       63,187
Stock options issued for compensation        -            -     290,091           -              -      290,091
Stock options issued for cash                -            -      33,160           -              -       33,160
Stock options issued in lieu of
  redemption rights                          -            -     605,210           -              -      605,120
------------------------------------ -----------  ----------  --------- ------------  ------------  -------------
Balance as at September 30, 2003     25,137,958      23,649  16,781,788 (19,564,758)      (224,271)  (2,983,592)

Common shares issued for cash
 ($1.35 Wt. Avg./share)                 561,457         561     757,940           -              -      758,501
Common shares issued for exercise of
 stock options ($1.04 Wt. Avg./share)    58,800          59      60,941           -              -       61,000
Common shares issued for exercise of
 warrant ($1.08 Wt. Avg./share)         343,700         344     618,056           -              -      618,400
Common shares issued for services
 ($1.97 Wt. Avg./share)                 205,478         205     404,975           -              -      405,180
Unpaid captial stock                    100,000           -           -           -              -            -
Net loss for the year                         -           -           -  (3,456,228)             -   (3,456,228)
Change in foreign currency
  translation adjustment                      -           -           -           -       (166,281)    (166,281)
Expiration of redemption rights               -           -     147,301           -              -      147,301
Stock options issued for services             -           -      87,180           -              -       87,180
Stock options issued for compensation         -           -     745,769           -              -      745,769
Value of warrants issued in connection
  with convertible debenture                  -           -     529,789           -              -      529,789
------------------------------------ -----------  ----------  --------- ------------  ------------  -------------
Balance, September 30, 2004          26,407,393      24,818 $20,133,739 $(23,020,986)   $ (390,552) $(3,252,981)
==================================== ===========  ========== =========== ===========  ============= =============
                            (See accompanying notes)




               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)

                        CONSOLIDATED STATEMENTS OF LOSS
                    YEARS ENDED SEPTEMBER 30, 2004 and 2003
                        (Amounts stated in U.S. dollars)

                                                                      Cumulative
                                                                         from
                                                                       inception
                                                                      on August 23,
	                                        	                  1996
							              to September
	                                        2004         2003       30, 2004
Revenue					      --------  -  --------  --------------
                                             $       -   $        -   $     12,825

Expenses:
    Exploration (note 9)		       147,586	    565,984	 7,277,371
    Research and development, net 	       649,017	    656,834	 1,305,851
    General administration		       336,927	    295,642      1,489,862
    Reorganization costs		             -	          -        102,914
    Wages and benefits		                79,363      160,589      1,180,812
    Management wages and benefits            1,214,608      728,961      3,498,876
    Professional fees                          678,593      862,616      2,283,284
    Promotion and travel                       177,654      155,512      1,001,255
    Depreciation                                15,420	     18,360        404,262
    Interest and finance charges               183,969	     72,088        433.945
    Write-down of assets                             -            -     (1,626,821)
    Write-off of incorporation and
      reorganization costs                           -	          -        (49,137)
    Write-down of marketable securities	             -	    (32,731)    (1,104,214)
    Gain (loss) on sale of marketable securities     -	        140       (138,028)
    Gain on sale property and equipment		26,806            -         26,806
    Interest income                                103        3,757         28,000
                                            -----------  -----------   ------------
Loss before income and mining taxes and
    cumulative effect of change in
    accounting principle for SFAS 142	    (3,456,228)  (3,545,420)   (21,829,001)
Income and mining taxes recovery (note 10)           -            -        141,000
                                           ------------  -----------   -------------
Net loss before cumulative effect of
    change in accounting principle
    for SFAS 142	                   $(3,456,228)	$(3,545,420)  $(21,688,001)
                                           ------------ ------------  --------------
Cumulative effect of change in accounting
    principle for SFAS 142 (note 2)                  -	   (146,972)      (146,972)
                                           ------------ ------------  --------------
Net loss	                           $(3,456,228)	$(3,692,392)  $(21,834,973)
                                           ------------ ------------  --------------
Comprehensive loss (note 12)	           $(3,622,509) $(3,939,562)  $(22,225,525)
			                   ============ ============  ==============

Basic and diluted loss per share (note 13):
Net loss before cumulative effect of change
   in accounting principle for SFAS 142	   $     (0.13) $     (0.14)

Cumulative effect of change in
   accounting principle		                     -	      (0.01)
                                           ------------- ------------
Net loss	                           $     (0.13) $     (0.15)
                                           ============= ============

                            (See accompanying notes)



               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries
                         (A development-stage company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2004 and 2003
                        (Amounts stated in U.S. dollars)
                                   Cumulative
                                                                                         from
                                                                                       inception
                                                                                     on August 23,
                                                                                         1996
                                                                                     to September
                                                                2004         2003       30, 2004
	                                                     -----------  ---------  ---------------
Operating activities:
  Net loss 	                                           $ (3,456,228)  $(3,692,392) $(21,834,973)
  Items not affecting cash:
   Cumulative effect of change in accounting principle		      -	      146,972       146,972
   Depreciation		                                         15,420	       18,360       404,262
   Amortization of financing and warrants		         95,559	            -        95,559
   Expenses settled through issuance of common stock		125,180	      362,992	  1,930,842
   Capitalized interest on convertible notes payable		      -	            -	      2,571
   Reclamation and closure costs (note 3)		        100,000	            -	    350,000
   Write-down of assets		                                      -	    	    -	  1,626,821
   Write-down of marketable securities		                      -	       32,731	  1,104,214
   Write-off of incorporation and reorganization costs	              -		    -        49,137
   (Gain) Loss on sale of marketable securities		              -		 (140)	    138,028
   Gain on sale of property and equipment		        (26,806)   	    -	    (26,806)
   Stock-based payment		                                832,949	      353,278	  2,505,090
  Net change in non-cash working capital related to
     operations:
   Refundable taxes and other receivables		        129,168	      (51,452)	    (76,448)
   Deferred charges		                                (24,264)       19,562	    (24,264)
   Prepaid expenses and deposits		                (31,191)       26,616       (126,148)
   Accounts payable and accrued liabilities		        111,478	     1,446,532	   2,247,680
                                                             ------------   ------------ ------------
Net cash used in operating activities		             (2,128,736)    (1,336,941)	 (11,487,464)
	                                                     ------------   ------------ ------------
Investing activities:
  Purchase of marketable securities		                      -		     -	  (1,767,835)
  Proceeds on sale of property and equipment		        100,000		     -	     100,000
  Proceeds on sale of marketable securities		              -		 50,910	     525,593
  Purchase of reclamation cash bond (note 3)		              -		      -	    (338,685)
  Purchase of property and equipment		                (25,169)         (9,273)  (2,083,175)
  Incorporation and reorganization costs		              -		      -	     (81,769)
  Acquisition of business, net of cash acquired		              -		      -	     (31,286)
                                                             ------------   ------------ ------------
Net cash provided by (used by) investing activities		 74,831		 41,637	  (3,677,157)
                                                             ------------   ------------ ------------

Financing activities:
 Issuance of notes payable	                           $	      -	   $    350,000	 $   350,000
 Increase of bank indebtedness 		                         14,630		 29,755	      91,826
 Proceeds from issuance of convertible promissory
    notes payable		                              1,098,450	              -    1,121,505
  Payment of financing fees		                       (100,000)	      -	    (100,000)
  Issuance of long-term debt		                              -		      -	     137,435
  Repayment of capital lease obligation		                (32,945)        (36,156)    (137,435)
  Receipt of repayable government assistance (note 6)		158,999		 71,272    1,085,630
  Proceeds from sale of common stock		              1,437,901	        847,653	  13,315,558
  Proceeds from sale of stock options		                      -		 33,160	      33,160
  Redemption of redeemable common stock 		              -		      -	     (37,500)
  Purchase of common stock for treasury		                      -		      -	    (149,622)
                                                             ------------   ------------ ------------
Net cash provided by (used by) financing activities	      2,577,035	      1,295,684	 (15,710,557)
                                                             ------------   ------------ ------------
Effect of foreign currency exchange rate
    changes on cash and equivalents		                (10,088)	  3,503       16,314
                                                             ------------   ------------ ------------
Net increase in cash and cash equivalents		        513,042		  3,883	     562,250
Cash and cash equivalents, beginning of period		         49,208		 45,325		   -
                                                             ------------   ------------ ------------
Cash and cash equivalents, end of period	           $    562,250	   $     49,208	 $   562,250
		                                             ============   ===========  =============
Supplemental information:
Cash paid for interest	                                   $	147,438	   $     32,972	 $   192,268
Issuance of common stock in lieu of payment of issue
    costs		                                        280,000	              -      280,000
Issuance of common stock in lieu of repurchasing
    redeemable common stock	                                 60,000	        110,000      170,000
Issuance of stock options in lieu of repurchasing
    redeemable common stock		                              -		605,210	     605,210
Issuance of common stock in lieu of payment
    of notes payable		                                      -	        356,424	     356,424
Conversion of notes payable into common stock		              -	              -	      25,626
Repurchase of common stock in settlement of
    accounts receivable		                                      -          11,300       11,300
	                                                     ------------   ------------ ------------
	                                                   $    487,438	   $  1,115,906	 $ 1,640,828
                                                             ============   ===========  =============
                            (See accompanying notes)


               MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
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

 		The Company has suffered recurring losses and has a deficiency in assets that raise substantial doubt about our ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and generate profits. However, management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term (see note 8).

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

 		For statutory and other reporting purposes, the Company's wholly and partially owned subsidiaries, Lac Dore Mining Inc., DERMOND INC. and Ptarmigan Energie Inc. prepare financial statements in Canadian dollars. The translation to U.S. dollars for consolidation purposes is performed using the current rate method whereby balance sheet accounts are converted at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at the weighted-average exchange rate during the period. The gains and losses resulting from such translation are included as a foreign currency translation adjustment in stockholders' equity (accumulated other comprehensive income).

 	[d]	Cash and cash equivalents

 		Cash and cash equivalents includes those short-term investments which, at the date of acquisition, have an original term to maturity of three months or less.

 	[e]	Marketable securities

 		The Company has invested in marketable securities with maturities greater than three months. The securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and recorded to stockholders' equity (accumulated other comprehensive income). There were no marketable securities investments at September 30, 2004 and 2003.

 	[f]	Use of estimates

 		The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the fiscal period. Financial statement items that require significant estimates from management include the useful life of long-lived assets for depreciation purposes, carrying value of goodwill and sufficiency of reclamation and closure liabilities. Actual results could differ from such estimates.

 	[g]	Exploration expenditures

 		Costs related to the exploration of resource properties are expensed as incurred. Such amounts are reduced by grants and other related revenues.

 	[h]	Research and development

 		During fiscal 2004 and 2003, the Company expended $994,432 and $742,936 ($649,017 and $656,834 net of non-refundable grants),
		respectively, on research and development related to Lac Dore Mining Inc. and DERMOND INC.

 	[i]	Property and equipment

 		Property and equipment are recorded at cost and depreciated over their estimated useful lives using the declining-balance method at the following annual rates:

 			Equipment under capital lease	20%
 			Furniture and fixtures	        20%
 			Computer equipment	        30%
 			Office equipment	        20%

 	[j]	Impairment of long-lived assets

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

 	[k]	Income and mining taxes

 		The Company accounts for income and mining taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is set up when it is more likely than not that a deferred tax asset will not be realized.

 	[l]	Loss per common share

 		Basic earnings (loss) per common share is computed by dividing net loss (the numerator) by the weighted-average number of outstanding common shares (the denominator) for the period. The computation of diluted earnings (loss) per share includes the same numerator, but the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued (such as the common share equivalents for stock options).

 	[m]	Share based payment

 		i)	The Company has stock-based compensation plans which are
		described in note 7. The Company uses the fair value method of accounting for all stock options and common shares issued to non-employees for services in accordance with the provisions of SFAS 123, and the intrinsic value method for stock options granted to employees, officers and directors in conformity with Accounting Principles Board Opinion No. 25 and its related interpretations, as allowed by SFAS 123. Under the fair value method, compensation cost is measured at the date of the grant and recognized over the vesting period, as is the case under the intrinsic value method when the exercise price is lower than the current market price at the date of the grant.

 		ii)	Fair value disclosure

 Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS 123, the Company's net loss and loss per share would have been as follows for fiscal 2004 and 2003:

                                       2004                  2003
 			        ----------------      -----------------
 Net loss, as reported	          $(3,456,228)          $(3,692,392)
 		                ----------------      -----------------
 Add:  Stock-based employee
 compensation expense included
 in reported net loss             $   745,769           $   290,091

 Deduct:  Total stock-based
 employee compensation expense
 determined under the fair value
 method for all awards, net of
 related tax effects               (1,974,173)           (1,201,673)
 				---------------      ------------------
 Pro forma net loss	          $(4,684,632)	        $(4,603,974)
 				===============      ==================
 Basic and diluted loss per share:
 As reported			 $      (0.13)          $     (0.15)
 Pro forma	                        (0.18)                (0.19)

 The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions for fiscal 2004 and 2003:

 				        2004   2003
 			               -----  ------
 Risk-free interest rate                4.21%   3.41%
 Expected average life	                9.28    7.98
 Dividend yield		                   -       -
 Volatility		                 105%	118%
 Fair values of option grants per share	$1.63  $1.07

 	[n]	Goodwill and other intangible assets

 SFAS 142 requires that goodwill is no longer amortized, but instead is tested for impairment at least annually. Upon adoption of SFAS 142 in fiscal 2003, the Company completed its transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $146,972 associated with the fiscal 2002 acquisition of DERMOND INC. should be reduced to $0. The fair value of the reporting unit (DERMOND INC.) was determined using the present value of expected future cash flows and other valuation measures. The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss.



 2.	Accounting policies (continued)

 	[o]	New accounting pronouncements

 		On December 16, 2004, the Financial Accounting Standards Board released FASB Statement No. 123 (revised 2004), Share-Based Payment. These changes in accounting replace existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation, and eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement does not change the accounting for similar transactions involving parties other than employees. Publicly traded companies must apply this Standard as of the beginning of the first interim or annual period that begins after June 15, 2005, while those that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. The Company has not completed its evaluation of the impact of adopting FASB 123 (revised 2004) on its consolidated financial statements, but anticipates that more compensation costs will be recorded in the future if the use of options for employee and director compensation continues as in the past.

 	[p]	Reclassification

 		Certain amounts from the prior year have been reclassified to conform to the current year presentation.

 3.	Reclamation cash bond

 	The Company has posted a cash bond with the State of Colorado, Department of Natural Resources in the amount of $338,685 to cover future site reclamation and closure liabilities associated Great West Diamond Company's Kelsey Lake mine. A liability for the estimated restoration costs of $350,000 ($250,000 in 2003) has been accrued in the accompanying financial statements. During the fiscal year ended September 30, 2004, the Company began reclamation activities at the Kelsey Lake mine.

 4.	Property and equipment

 	Property and equipment consists of the following:

                                                               2004         2003
                                            Accumulated      Net Book     Net Book
                                   Cost     Depreciation       Value        Value
                                ---------- -------------    ----------  -------------
Equipment undercapital lease   $      -       $	      -     $	   -       $ 64,000
Furniture and fixtures             8,380          5,397        2,983	      3,499
Computer equipment                11,955          5,673        6,282	      8,522
Office equipment                  25,245          2,930       22,315	        242
                               ----------     -------------    ----------  -------------
                               $  45,580      $  14,000     $ 31,580    $    76,263
                                =========     ============   ==========   ============

 5.	Convertible promissory notes

 	On August 13, 2004, the Company borrowed $500,000 from 13 lenders and issued its 12% promissory notes in that aggregate amount. The notes and interest are due and payable on the 14th day of November 2004. If, however, a registration statement filed by the Company under the Securities Act of 1933 to register the shares which may be obtained by the lenders upon conversion of the notes has been declared effective by the Securities and Exchange Commission (SEC) by that date, the maturity date of the notes would be extended for a period of 90 days from the date the registration statement was declared effective and the lenders can convert the notes into a total of 666,667 shares of common stock during the 90 day period. The Company also issued warrants to the lenders for the purchase of an aggregate of 750,000 shares of the Company's common stock on or before August 13, 2006 at $1.07 per share. Interest shall be paid upon the conversion of the promissory notes to shares or when the promissory notes are due.

 	On September 7, 2004, the Company borrowed $598,450 from ten lenders which were convertible into 746,867 shares of common stock. The terms of the loans and the issuance of warrants in connection with the loans are substantially the same as those of the loans of August 13, 2004, except that lenders received warrants for the purchase of an aggregate amount of 873,300 shares of common stock on or before September 7, 2006, at $1.42 per share.

   	The 12% promissory notes and warrants were recorded at their relative fair values. The fair value of the debt was determined to be $568,661. The fair value assigned to the warrants was determined using the Black Scholes option pricing model and $529,789 was recorded as a discount of the debt and as an increase in shareholders' equity. The debt discount attributable to the warrants is being amortized as additional non-cash interest expense over the life of the debt using the effective interest method. Total amortization recorded as interest expense for the period ended September 30, 2004 is $75,283 and the unamortized discount of the debt is $454,506.

 	As of September 30, 2004, the Company had not filed a registration statement under the Securities Act of 1933. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has not recorded any amount to reflect the intrinsic value (market price of the stock less the effective conversion price) of the conversion feature. The Company has calculated the intrinsic value of the conversion feature at the date the promissory notes were issued to be $568,661, after taking into account the fair value of the warrants. When the event takes place that would allow the 12% promissory notes to be converted into common stock, the Company will record additional interest expense and an increase to additional paid in capital, equal to the intrinsic value calculated at the date the promissory notes were issued.

 	The Company has incurred $100,000 of costs in connection with the issuance of the convertible promissory notes. The Company has deferred these costs and is amortizing these costs on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization related to the deferred finance costs at September 30, 2004, was approximately $79,724.

 	The Company has pledged 100,000 shares of its common stock to secure one of the promissory notes in the face amount of $98,450.

 6.	Long-term debt

The Company received financial assistance from the government of Canada and the province of Quebec in connection with the completion of a feasibility study of the Vanadium deposits at Lac Dore, Quebec and a test pilot project for the refining of Vanadium. These financial assistance packages have been recorded as liabilities in the financial statements.

                                                         2004        2003
                                                      ---------   -----------
Province of Quebec unsecured financial
assistance, non-interest bearing,
repayable in scheduled payments over 4
years after the second year of production
of the mine.  This assistance is
forgivable if, after 24 months following the
release of the feasibility study, a
decision is made not to begin production              $  708,840   $ 665,190

Government of Canada unsecured financial
assistance, non-interest bearing,
repayable in quarterly payments of
CDN$62,500 commencing October 1, 2004                    395,778     369,550

Government of Canada unsecured financial
assistance, non-interest bearing, repayable
in two equal annual payments,
commencing January 1, 2005                                45,681      39,911

Government of Canada unsecured financial
assistance, non-interest bearing,
repayable in five annual payments of
1.5% of gross revenues of DERMOND INC., to
a maximum of CDN$150,000, over five
years beginning on November 1, 2005.  If
after five years the original amount is
not repaid, payments will continue for a
maximum of five additional years or until
the assistance is repaid if sooner.
No further payments will be required
after the second five years regardless of
the amount owing                                         110,478           -

Government of Canada unsecured financial
assistance, non-interest bearing, repayable
in four annual installments beginning on
April 1, 2007		                                  43,726	   -

Obligation under capital lease		                      -	      32,945
 			                            ------------- -----------
 			                               1,304,503   1,107,596
 Less: current portion	                                 219,740      32,945
 		                                    -------------  ----------
 		                                      $1,084,763  $1,074,651
                                                    ============= ===========


 6.	Long-term debt (continued)

Principal repayments on long term debt are as follows:

 	2005	             $  219,740
 	2006	                276,958
 	2007	                 66,171
 	2008	                 10,932
 	2009                    730,703
 		             -----------
 	2010 and thereafter  $1,304,503
 		             ===========

 7.
 Common stock

 Share-based incentive plans

At September 30, 2004, the Company had three share-based incentive plans each being limited so that options to acquire no more than 2,500,000 common shares per plan may be outstanding at any one time.

 (i)	Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant. All options expire no later than ten years from the grant date. In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option. As of September 30, 2004, options to purchase an aggregate of 425,000 common shares have been issued under this plan.

 (ii)	Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant. The options expire ten years from the date of grant. As of September 30, 2004, options to purchase an aggregate of 1,835,000 common shares have been issued under this plan.

 (iii)	Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant. The options vest over three years. As of September 30, 2004, options to purchase an aggregate of 1,330,417 common shares have been issued under this plan.


 The following table contains information with respect to all options, in addition to those granted under the preceding incentive plans issued by the
 Company:
 	                                                        Weighted average
	                                                        exercise price
	                                        Shares             US$/share
	                                     ------------       ----------------

	Options outstanding,
	September 30, 2002                      3,335,000             $1.09
	   Granted                              9,896,617              1.03
	   Expired                               (100,000)	       1.50
	Options outstanding,
	September 30, 2003                     13,131,617              1.04
	   Granted                                660,000	       1.82
	   Exercised                              (58,800)             1.04
	   Expired                               (100,000)             1.00
	                                     ------------       ----------------
	Options outstanding,
	September 30, 2004                    13,632,817	       1.08
	                                     ===========        ================

The following table contains information with respect to all options granted by the Company at September 31, 2004:

                     Outstanding options             Exercisable options
                  ---------------------          ------------------------
                        Weighted  Weighted                         Weighted
                        Average   average                           average
                          life     price                             price
      Price     Shares   (years)  US$/share           Shares       US$/share
      ------   --------  -------  ----------          ---------    ----------

     $0.74	300,000	   2.95	  $ 0.74		      -	 $        -
      1.00   10,971,917     4.51    1.00	     10,391,917	       1.00
      1.25	467,400	    0.87    1.25		467,400	       1.25
  1.30-$1.50  1,285,000	    5.90    1.39		810,000	       1.42
     1.88	525,000	    9.01    1.88		525,000	       1.88
  2.00-3.00	 83,500	    3.84    2.63		 83,500	       2.63
 ----------- ------------ -------- ------           -------------   --------
 	     13,632,817                              12,277,817
 	     ===========                             ==========


At September 30, 2004, the following are outstanding:

 	[a]	Warrants for the purchase of common stock


 	                                                 Number
 	                                               of warrants


 		Outstanding, September 30, 2002	       2,719,095
 		Issued	                                 446,762
 		Exercised	                        (661,038)
 		Expired	                              (1,552,200)
 		--------------------------------------------------
 		Outstanding, September 30, 2003	         952,619
 		Issued	                               1,900,918
 		Exercised	                        (343,700)
 		Expired	                                (355,857)
 		-------------------------------------------------
 		Outstanding, September 30, 2004	        2,153,980
 		=================================================

 		The warrants outstanding at September 30, 2004, can be exercised at prices ranging from $1.07 to $3.00. The expiration dates on the warrants range from October 20, 2004 to September 8, 2006.

 	[b]	Treasury stock

 		During fiscal 2004, the Company canceled 92,000 of its treasury stock acquired at different times at an accumulated cost of $160,922.

 	[c]	Redeemable common stock

 		The Company has granted to the holders of an aggregate of 26,700 outstanding common shares the right to require the Company to repurchase the shares at a price of $3.25 per share. If the holders exercise their rights, the Company will be obligated to pay, as of September 30, 2004 or gradually over the next fiscal year, a maximum amount of $86,775.

  8.	Standby Equity Distribution Agreement

 		On April 6, 2004, the Company entered into a Standby Equity Distribution Agreement (Agreement) with Cornell Capital Partners, L.P. Under the Agreement and subject to its terms and conditions, the Company may require Cornell Capital Partners, L.P. to purchase newly issued common shares from the Company, for a maximum total purchase price of $15 million over a 24-month period, less certain fees and expenses. The amount of any advance (periodic sale of stock) may not exceed $625,000 and the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of the Company's then outstanding common stock. The Company incurred $280,000 in issue costs related to the signing of the Agreement. These costs were settled through the issuance of 124,428 of common shares at $2.25 per share, which represented the volume weighted average trading price of the Company's shares on the signing date of the agreement. These costs have been deferred and will be treated as a reduction to the proceeds from the shares issued under the Agreement.

 		In addition to the above issue costs, under the terms of the Agreement a further payment of $270,000 will be due on the fulfillment of the terms and conditions of the Agreement.

 9.	Mineral properties and exploration expenditures

 	The Company's expenditures for mineral properties and exploration activities, net of grant revenues received on Lac Dore Mining Inc.'s vanadium and Great West Diamond Company's diamond exploration, were $147,586 and $565,984 for fiscal years 2004 and 2003, respectively ($7,277,371 from inception on August 23, 1996 to September 30, 2004).

 10.    Income and mining taxes

 	U.S. and Canada components of loss before income and mining taxes and cumulative effect of change in accounting principle for SFAS 142 for fiscal 2004 and 2003 were:

 		                                2004          2003
 				               ------        ------
 	United States	                    $(2,130,512) $ (1,929,742)
 	Canada		                     (1,325,716)   (1,615,678)
 	Loss before income and mining taxes $(3,456,228) $ (3,545,420)

 	As the Company operates in several tax jurisdictions, its income is subject to various rates of taxation. Major items causing the Company's income tax rate to differ from the U.S. federal income tax rate of 34% were as follows:


 		                                        2004           2003
		                                     ----------    -----------
Loss before taxes and cumulative
effect of change in accounting
principle for SFAS 142                              $(3,465,228)  $ (3,545,420)
                                                     ----------     -----------
Computed "expected" tax recovery                     (1,175,118)    (1,205,443)
Increase (reduction) in income taxes
resulting from:
  Resource allowance deduction                            8.088         39,246
  Earnings in foreign jurisdiction
   taxed at different rates                             (25,802)       (50,318)
  Tax benefits of losses not recognized                 994,066      1,214,804
  Non-deductible expenses (stock options and interest)  248,766          1,774
                                                       ---------     ----------
Total income and mining tax                           $      -     $         -
                                                      ==========     ==========



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

 		                                    2004           2003
 						-----------     ----------

 	Net operating loss carry forwards	$6,189,547      $5,429,216
 	Capital loss carry forward		   423,379	   423,379
 	Depreciation and amortization		   223,396	   263,130
 	Reclamation costs		           119,000	    85,000
 	Compensation - stock options		   294,480	    45,709
 	Accrued liabilities		             8,500	     8,500
 	                                         ----------   ------------
 	Total gross deferred tax assets		 7,258,302	 6,254,934
 	Less valuation allowance		(7,258,302)     (6,254,934)
 	                                        -----------   -------------
 	Net deferred tax assets	               $	-		-
                                               ============   =============

The Company and certain subsidiaries have accumulated the following losses and credits for income tax purposes, which may be carried forward to reduce taxable income and taxes payable in future years.

                                                		    Expiring
                                                 Amounts             dates
 	                                       	-------------------------------
 Canadian net operating loss carry forwards    $2,595,465	  2005 to 2011
 U.S. net operating loss carry forwards		8,627,062	  2019 to 2024
 U.S. capital loss carry forwards		1,245,231	      2008
 Canadian exploration expenditures		6,887,211	   Unlimited

 11.	Financial instruments

Financial instruments include cash and cash equivalents, refundable taxes and other receivables, accounts payable, accrued liabilities and convertible promissory notes, all of which are carried at cost which approximates fair value because of the near-term maturity of those instruments. As of September 30, 2004, the fair value of repayable government assistance could not be determined because no equivalent market exists for such loans.

 12.	Comprehensive loss

                                                                        Cumulative
                                                                      From inception
                                                                       on August 23,
                                                                         1996 to
                                  2004                 2003          September 30,2004
                               ---------------     ---------------     -----------------
 Net loss	               $(3,456,228)	   $(3,692,392)	       $(21,834,973)
 Foreign currency translation
   adjustment		          (166,281)	      (247,170)		   (390,552)
                              ----------------    ----------------    -----------------
 Comprehensive loss	       $(3,622,509)	   $(3,939,562)	       $(22,225,525)
 	                      ================    ===============     =================

 13.	Basic and diluted loss per common share
 						    2004		2003
 						------------       ------------
Net loss				      $ (3,456,228)	 $ (3,692,392)
                                               -------------      -------------
Total weighted average number of
common shares outstanding                       25,872,662         24,186,803
                                              ---------------     --------------
Net loss per common share		      $	     (0.13)	 $	(0.15)


The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect:

 						              2004	   2003
 							  -----------    --------
 	Shares issuable upon exercise of stock options	    13,632,817   13,131,617
 	Shares issuable upon exercise of warrants	     2,153,980      952,619
 	Shares issuable upon conversion of promissory notes  1,413,533	          -

 14.	Related party transactions

The Company has retained a law firm to perform legal services for which the Company has incurred total expenditures of $112,474 in fiscal 2004 ($125,086 in fiscal 2003). A director of the Company is a partner in that law firm. At September 30, 2004 and 2003, $122,768 and $60,294 resulting from these legal services are included in accounts payable and accrued liabilities, respectively.

The Company has issued 30,000 shares of its common stock (valued at $42,000) to a director as compensation for services rendered to the Company as a consultant in addition to the services rendered as a member of the Board of Directors.



 15.	Commitments and Contingencies

The Company has provided to a creditor a 50% lien on the reclamation bond on deposit with the state of Colorado with payment being made in the event that Great Western Diamond Company is sold and the deposit returned (see note 3).

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

Bank indebtedness and other loans

The bank indebtedness of a subsidiary company, Great Western Diamond Company in the amount of $12,163 as of September 30, 2004 ($40,890 as of September 30, 2003), carries interest at 8% per annum and is secured by the assets of Great Western Diamond Company.

The bank indebtedness of a subsidiary company, DERMOND INC. in the amount of $90,101, as of September 30, 2004 ($42,572 as of September 30, 2003), carries interest at 7.5% per annum and is secured by an assignment of the subsidiary's refundable research and development tax credit.

In addition to the above, the assets of Great Western Diamond Company have been pledged to secure certain accounts payable in the amount of $240,342 as of September 30, 2004, of Great Western Diamond Company.

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

Item 8A.  Controls and Procedures.

(a) An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MCKENZIE BAY INTERNATIONAL, LTD.

By: 	/s/Gary L. Westerholm
        ----------------------
	Gary L. Westerholm
	President and Chief Executive Officer

Date:  September 13, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MCKENZIE BAY INTERNATIONAL, LTD.


By: /s/ Gregory N. Bakeman
   ------------------------
     Gregory N. Bakeman,
     Chief Financial Officer


Date: September 13, 2005

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated.


Signature                     Title                         Date


/s/Gary L. Westerholm
_____________________
Gary L. Westerholm       President, Chief Executive
                         Officer and Director           September 14, 2005
                         (Principal Executive Officer)

/s/Gregory N. Bakeman
_____________________
Gregory N. Bakeman       Treasurer, Chief Financial
                         Officer and Director
                         (Principal Financial
                         and Accounting Officer)        September 14, 2005


_____________________
William H. Damon III           Director


_____________________
Anand Gangadharan              Director


/s/ Donald C. Harms
_____________________
Donald C. Harms                Director                 September 14, 2005


/s Rocco J. Martino
_____________________
Rocco J. Martino               Director                 September 14, 2005


/s/ Stephen D. McCormick
_____________________
Stephen D. McCormick           Director                 September 14, 2005


_____________________
John Popp                      Director


/s/ John W. Sawarin
_____________________
John W. Sawarin                Director                 September 14, 2005