Form 10KSB
period 2005-09-30
MCKENZIE BAY INTERNATIONAL LTD
filed 2006-01-13
CIK 1144216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 000-49690

MCKENZIE BAY INTERNATIONAL, LTD .

(Exact name of Small Business Issuer as specified in its charter)

Delaware	51-0386871
(State of incorporation)	(I.R.S. employer identification no.)

37899 Twelve Mile Road, Suit 300, Farmington Hills, Michigan	48331
(Address of principal executive offices)	(Zip code)

248-489-1961

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act:

          None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  ✓

The issuer's revenue for the fiscal year ended September 30, 2005 were $0.

On December 30, 2005 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $13,003,623 computed by reference to the price at which the common equity was last transacted on that date.

On December 30, 2005, the issuer had approximately 30,496,905 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check One):YES___  NO  ✓

Unless the context in this Annual Report otherwise requires, all references in this Annual Report to "our," "us" and "we" refer to McKenzie Bay International, Ltd. and its subsidiaries.

All dollar amounts in this Annual Report are stated in terms of U.S. dollars and are subject to currency fluctuations.

Item 1.   Description of Business.

Recent Developments

On August 19, 2005, we entered into our first Power Purchase Agreement (“PPA”) with the Ishpeming Housing Commission (“IHC”) for the sale/purchase of onsite generated electricity for the Ishpeming, Michigan HUD sponsored senior citizen apartment building, “Pioneer Bluff.”  If all of the conditions to the PPA are satisfied, IHC will purchase electricity generated by a WindStor System (“WindStor”), our wind energy system that generates and distributes electricity at urban and off-grid locations from our WindStor Wind Turbine (“WWT”), and proprietary System Integrator.  WindStor, for Pioneer Bluff, will include one WWT to be installed and operated by us.  We will sell electricity to IHC at a fixed rate for the first fifteen years of the twenty-year PPA.  After the 15-year fixed selling price term, rates may be increased but will not exceed the then current electricity selling price by the local utility, providing IHC a continued hedge against future grid related rate increases.  We will be required to build, operate and maintain the WWT at our expense.

We have agreed to undertake and fund studies and inquiries in order to develop a proposal for the specific configuration and to prepare for submission a detailed proposal for pricing of electric power which may be accepted or rejected by IHC in its sole discretion.  Among the other conditions to the Agreement are the receipt of governmental and electric utility authorizations and permits needed or desirable for us to construct, install and operate the facility and to sell electric power, the execution of a lease and amendment to the Power Purchase Agreement by both parties and the procurement by us of property damage and liability insurance coverage as Ishpeming may reasonably require.

We believe that it will require approximately $20,000 to complete the studies and inquiries and make application for the authorizations and permits. If the results of the studies and inquiries are satisfactory, the permits and authorizations are obtained and IHC agrees to the price structure which we will then propose, we will require substantial additional funding to procure the insurance, if available, and build and install the WWT.  On November 11, 2005, IHC provided us with a $159,000 low interest refundable grant.  These monies are to be used to partially pay the construction and installation of a WindStor system for the Pioneer Bluff project.  With this grant, however, we will need additional funding and have and intend to continue to pursue potential sources of the funds.  There remain no assurance that we will be able to acquire the remaining funds, on terms not unfavorable to us, if at all, to complete the Pioneer Bluff project, or that all of the conditions to the PPA can or will be satisfied.

Subsequent to August 19 2005, we have entered into two other similar Power Purchase Agreements with the Bristol County Sheriff’s Office in North Dartmouth, MA and Bradford Dyeing Association, Inc. in Bradford, RI.

The following are hereby incorporated by reference:

•

The responses in Sections 1, 2 and 3 of our Current Report on Form 8-K dated October 21, 2005.

•

The response to Item 8.01 of our Current Report on Form 8-K dated October 13, 2005.

•

The responses in Sections 1 and 2 of our Current Report on Form 8-K dated October 11, 2005.

Preliminary optimization of our proposed commercial version of the WWT, with a 200 kilowatt (“kW”) rated generator, is expected to be completed in 2006.  We have and intend to continue to work with prospective customers for WindStor PPA contracts.  Any PPA entered into will depend upon adequate funding to pay for the WindStor system and complete installation and the satisfaction of all applicable regulatory requirements.

Testing of our 100 kilowatt WindStor system and WWT prototype, installed at the Université du Québec en Abitibi-Témiscamingue, in Rouyn-Noranda, Québec, Canada and commissioned in October 2004 has continued and is now primarily directed at software and control program optimization.  Autonomous operation of WindStor is an important final development and testing activity for our software and control programs.

We have modified our business model to lessen the potential shareholder dilution anticipated from our desire to retain ownership of the WindStor systems and sell electricity generated by WindStor to prospective PPA customers.  We have had and intend to continue to have discussions with financial buyers for WindStor interested in investing in WindStor Projects while allowing us to operate and maintain the WindStor systems.  After achieving predetermined financial returns, the financial buyers will relinquish ownership of the WindStor Projects back to us.

Our 100 kW prototype vertical axis wind turbine will continue to be used for the optimization of operating software which may include, among other things, the control of a battery and diesel generator.  The WindStor system will be donated to the Université du Québec at the earliest of the end of our testing or May 31, 2015.

On November 14, 2005, we filed a registration statement with the US Securities and Exchange Commission (“SEC”) with respect to 46,275,945 shares of our common stock which, upon the effectiveness of the registration statement, may be publicly offered and sold by certain selling stockholders.  We will not receive any proceeds from such sales.

Background

We were incorporated in Delaware on August 17, 1998.

Prior to July 2003, we intended to primarily engage in the exploration of our Lac Doré vanadium deposit in Chibougamau, Quebec. Based upon a market study, undertaken as part of a preliminary feasibility study by SNC-Lavalin, dated April 2002, we believe that successful introduction of new vanadium-based bulk-energy storage devices (large batteries) could generate increased demand for vanadium, which may make exploitation of the Lac Doré deposit economically feasible. To date, however, the limited sales growth of vanadium batteries has not generated the demand for vanadium which we anticipated.

We cannot forecast when, if ever, any meaningful increase in sales for vanadium based batteries may occur. Except for research and development work relating to vanadium refining technology, we have deferred engaging in any material exploratory or other activities in connection with the deposit. We do not have the capital to further fund any meaningful activities related to the deposit. In order to retain full rights to the claims in the deposit, we must perform and/or fund certain exploration and development-related work as specified by applicable regulations or we must pay a total of approximately $38,000 per year to a Canadian governmental ministry responsible for natural resource development.

Because of our belief in the growing interest in alternative energy generation devices, we altered our business plan in July 2003 to concentrate on wind powered alternative energy systems.

We do not have the capital to fund a meaningful number of our wind powered alternative energy systems or maintain our basic business activities for more than a few months. Although we have been and are currently seeking funding, there can be no assurance that we will receive adequate funding, if any, or that the terms of any such funding will not be unfavorable to us.  Our ability to engage in the business activities described below is dependant upon our acquisition of significant funds. We are in the development stage with respect to wind powered alternative energy systems.

We have never realized any meaningful revenues. As stated in the notes to our consolidated financial statements, because we have suffered recurring losses and have a deficiency in net assets and working capital, there is substantial doubt about our ability to continue as a going concern.  Our auditors have referred to this uncertainty in their report dated December 20, 2005.

Wind Powered Alternative Energy Systems

Acquisition of Dermond Inc.

On February 12, 2002, we acquired all of the outstanding shares of common stock of Dermond Inc., a Canadian corporation formed in 1996 from Jacquelin Dery and Laurent Mondou.  Dermond Inc. owned the technology referred to as the Dermond Wind Turbine.  The technology relates to improvements to the Darrieus style vertical axis wind turbine, a generator assembly to produce electricity and a self-erecting structure for the wind turbine. The purchase price consisted of:

o  The issuance  to each of the sellers of 50,000 shares of our common stock;

o  The payment to each of the sellers of approximately $15,700

In connection with the purchase, we entered into an employment agreement and royalty agreement with each of the sellers.  Pursuant to the employment agreements, the sellers are employed as President and Vice President, respectively, of Dermond Inc. until February 12, 2007, subject to additional periods of one year each unless a party gives requisite notice of termination.

Each of the employees was entitled to receive an annual salary of approximately $55,250 through December 5, 2005 which will increase to approximately $72,250 upon our first sale of a Dermond Wind Turbine.  As of December 30, 2005, we were approximately $9,500 in arrears in the payment of salaries to each of Messrs. Dery and Mondou.

Pursuant to amended royalty agreements, we will pay each of the sellers a royalty of approximately $5,100 for each WWT installed.  The royalties will be payable to the sellers on all WWTs installed during the 10-year period commencing with the first installation of a WWT.

Wind Turbine Technology

Differential heating of the earth’s surface by the sun causes large air masses to move continuously about the surface of the earth. The masses move with such velocity that they possess significant amounts of kinetic energy. Wind turbines have been used to convert the kinetic energy of the moving air mass to electricity.

According to the American Wind Energy Association, horizontal axis wind turbines dominate the wind turbine market and are used in more than 95% of wind generating applications around the world. Power production size of horizontal axis wind turbines generally ranges from approximately 1 kilowatt (kW) to approximately four megawatts (MW). The predominant aerodynamic principle employed by wind turbine technologies for operation is lift. As wind attempts to pass by the wind turbine, its blade design causes the wind to accelerate over one surface of the blade, creating a low pressure area on that surface which tends to pull the blade in its direction. Typical wind turbine blade design varies the lift-pulling action over the blade surface causing rotation, the basis for wind power functionality.

Several natural factors affect a wind turbine’s production of electricity, including temperature, wind direction consistency and wind speed, the most important turbine performance criteria.

Typically, at the same location, wind speeds will be greater as the height from ground level increases. Configured in single to multi-blade propellers, horizontal axis wind turbine design requires the turbines to be elevated into the air to allow propeller rotation. Vertical axis wind turbine designs have historically been primarily ground mounted. Horizontal axis wind turbines’ dominance of the market today is based on superior performance from their ability to access higher velocity winds at elevation. A horizontal axis wind turbine, however, must incorporate a “yaw” mechanism, which generally consists of an electric motor that turns the propeller section into the direction of the wind to adjust to shifts in wind direction.

French inventor Georges Jean Marie Darrieus filed the first patent for a modern type of vertical axis wind turbine in France in 1925 and in the United States in 1931. His name is synonymous with the majority of vertical axis wind turbine designs of today which are referred to as “Darrieus” style. Engineering limitations, however, have left vertical axis wind turbines historically unable to be mounted high on a tower to capture optimum winds. Accordingly, they have been “ground mounted” where winds are reduced resulting in lower electricity production.

At the onset of the Arab oil embargo in 1973, the U.S. Atomic Energy Commission, a predecessor to the current Department of Energy, asked Sandia National Laboratories, a national United States laboratory devoted to engineering research and development, to investigate and develop alternative energy sources. Sandia’s engineers began to look into the feasibility of developing an efficient wind turbine that industry could manufacture. National Research Council Canada shared its development work with Sandia and a North American effort to develop the Darrieus technology began.

In the late 1970’s, five companies began production, commercialization and installation of modern Darrieus wind turbines, culminating in a fleet of nearly 900 vertical axis wind turbines, primarily located in the Altamont and Tehachapi passes of California and India, respectively. All of the vertical axis wind turbine commercial enterprises have since ceased production. We believe business circumstances, rather than technology issues, were the primary reasons why vertical axis wind turbine production ceased.

Potential Wind Turbine Markets

Approximately 7,976 MW of new wind power capacity was installed worldwide in 2004, increasing generating capacity by approximately 20% and increasing total wind power installation to over 47,317 MW.  A survey published by the German Wind Energy Institute reported that the global market could reach 150,000 MW by 2012.

Growth in the US market was stalled in 2004 because of the expiration (December 2003) and delay in renewing (October 2004) of the Production Tax Credit (“PTC”), an integral component of domestic windfarm economic viability.  US wind production capacity increased 389 megawatts (“MW”) in 2004, to a total of 6,740MW, compared to an increase of 1,687MW in 2003.  Congress renewed the PTC as part of the Energy Bill (enacted in August 2005) until December 2007.

Substantially all of the wind energy described above is sold directly to utilities providing electricity to their customers. In addition to adding supply to a utility grid, which is the primary market for wind generated electricity, we believe that supplying power to off-grid communities and urban, commercial rate paying buildings may constitute potential market opportunities for wind generated power.

Unless otherwise indicated, the factual data under this sub caption was compiled by the Global Wind Energy Council and American Wind Energy Association.  We have not attempted to confirm any of such data.

There can be no assurance that our wind turbines, if built, will achieve a meaningful amount of commercial acceptance, if any, in any of the potential markets.

Off-Grid (Islands and Remote Access)

The prohibitive cost of connecting small, remote communities to a utility grid or, in the case of islands, the lack of a typical power generation resource such as coal or nuclear energy, causes thousands of locations worldwide to be dependent upon diesel and gasoline powered generators for electricity. The fuel, operating and maintenance expenses for these generators are extremely high, causing electricity generating costs to be significantly greater than in urban “in-grid” locations.

A document titled “Le Developpement de l’Energie Eolienne au Québec” (“the development of wind energy in Quebec”) dated April 30, 1998, was presented by Hydro-Québec at a Québec Government public hearing on the future of wind energy in May 1998. Hydro-Québec estimated at that time that the potential world wind/diesel (wind generated electricity with diesel generator backup) market outside Canada was estimated at 25,000 MW, with 11,400 MW of existing diesel installations and 13,000 MW to come.

Wind turbines have been introduced to off-grid communities in various locations around the world. We believe the following sites constitute viable off-grid markets:

•

Thousands of island and remote mining, logging and other off-grid locations;

•

More than 200 Canadian communities; and

•

Approximately 250 communities in Alaska.

Urban User Market

We intend to install WindStor systems at business and other electricity consumption locations, produce electricity from one or more WWTs at the customer’s location and sell the customer electricity directly, rather than to the local utility.  We believe that vertical axis wind turbines have the potential to provide building owners, real estate developers, property managers and other users in urban locations a means to reduce the overall cost of electricity. Based upon information compiled by the U.S. Department of Energy, commercial retail rate users in the U. S. alone consume more than 1.4 million MW of electricity annually.

Proposed Products

WindStor Systems®

Subject to obtaining sufficient funds, we intend to contract with others for the manufacture of WindStor systems which include our WindStor Wind Turbine (“WWT”). The WWT has been designed to utilize the following technology which we have included in our patent applications which may result in the following:

•

Simplification of installation by reducing the number of onsite elevated assembly steps;

•

Improvement in quality of workmanship by allowing more “in factory” assembly;

•

Reduction in overall cost of installation; and

•

Relative ease of installation where certain assembly equipment may be unavailable.

A prototype 100 kW test unit WWT was installed in October 2004 at the Université du Québec en Abitibi-Témiscamingue, in Rouyn-Noranda, Québec Canada, our planned long term research and development location.   Testing has not been completed and is ongoing.

Until the prototype has been fully tested, there can be no assurance that the technology will work as expected or that any WWT will perform to the extent that we anticipate or will be  commercially viable.  If the prototype meets our expectations and we obtain the requisite funding, we intend to have WWTs manufactured for commercial introduction.  We are in the process of engineering a 200 kW WWT which is the planned commercial configuration.

The "wind cage," or blade rotating space, of the 100 kW prototype is approximately 40 feet high and 56 feet wide and weighs approximately 40,000 pounds.  The wind cage of a commercial 200 kW WWT will be approximately 66 feet high and 66 feet wide and is expected to weigh approximately 25,000 pounds. We have selected the 200 kW sizes for our commercial product because the configuration best meets our initial market focus on the urban, remote, limited access and extreme climatic environment markets we intend to pursue. We now believe that a 200kW configuration of the WWT will be a good match for the largest of our potential markets, urban areas, and be a good electricity energy generation size for off-grid markets as well.  If we are successful in marketing 200 kW WWTs, we may develop WWTs having increased electrical output.

Our plan to go directly to commercial installations for the 200 kW WWTs and sell and operate the WindStor systems has altered our funding requirements.  The terms of potential commercial installations (the number of WWTs and selling price of electricity) are in discussion. We will require significant amounts of capital to market the WWTs and for general and administrative expenses.  If we are successful in obtaining funds to be utilized in connection with the WWTs and WindStor, we intend to allocate them during 2006 as follows:

USE	AMOUNT
Market WWTs and WindStor	$3,000,000
Repayment of promissory notes and other corporate purposes	$7,000,000
TOTAL	$10,000,000

WindStor®

We are completing development of an energy system which is intended to integrate and manage WWTs and other electricity generating sources with an energy storage device.  We refer to the system as “WindStor.”  The WWT is an integral part of WindStor and results of WWT testing will have a material affect on the potential for WindStor.  Because WindStor components and systems are in the design stage and only one prototype has been built for which testing has not been completed, there can be no assurance that the technology will work as expected or that any WindStor will perform to the extent that we anticipate or will be commercially viable.

WindStor is an electricity management system which will use one or more WWTs to generate electricity. This electricity will be used by the customer as generated. WindStor’s proprietary “System Integrator” will manage the electricity distributed to the customer’s facility.  WindStor is not intended to displace the primary source of electricity used by the customer (the utility in most cases) but is designed to provide supplemental, renewable energy.

WindStor is designed to constantly monitor electricity demand and supply. We anticipate that, if WindStor is able to perform as designed, because of the monitoring, WindStor will be able to provide for instant shifting from one power source to another, such as the WWT and either the grid or a backup diesel generator, in order to select the lowest cost source of electricity available at any moment in time and to immediately switch to battery power (if available) if other means of power are interrupted from the supply sourceWe believe that WindStor can provide a higher quality, lower cost and environmentally friendly alternative electricity source than is presently available for off-grid electricity users dependent upon diesel and gasoline generators. For urban users, WindStor is planned as a system where a customer can self generate or purchase renewable energy at near local utility prices.  Because of customer ownership or because the price of electricity to be sold to the customer will be at a fixed selling price for long periods of time, we anticipate that WindStor will provide a hedge against future utility electricity price increases with respect to the electricity provided by or purchased from WindStor.

The cost to complete design of WindStor is part of the WWT financing described above. If we do not obtain all of the requisite funds, we will not be able to produce or sell any WindStors.

We propose to sell WindStor Projects to companies formed for each project.  We anticipate that  equity investors will provide the majority of the funds required for each Project and we will retain a small percentage of each Project.  We further expect that the equity investors will be able to attract lenders to the WindStor Projects to lessen the equity requirement.  We intend to provide operating, service and maintenance services to the WindStor Project.  At the end of a defined period of time and/or investment return criteria, to be determined, we plan to reacquire the WindStor projects.  There can be no assurance that we will receive the requisite funds on terms not unfavorable to us, if at all.

Production

If we are able to reach the production stage, we intend to have all WWTs and WindStors manufactured for us by others. We believe that the necessary parts and components are readily available from numerous suppliers. We further believe that there are numerous manufacturing companies that will be able to manufacture the products for us at reasonable prices.

Marketing

We intend to market the WWTs and WindStors primarily through non-exclusive independent sales representatives. Eleven companies in the United States have entered into agreements with us that provide for a payment to them in the event that one or more WindStors are installed through their efforts. Two agents will receive $35,000 for each of the first 10 WWTs they sell.  Thereafter and for other agents, payment will be $20,000 per WWT installed.  Certain of the agents will also receive a 2% “carried equity interest” in each WindStor system they sell.

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

Atlantic Orient Corporation, Northern Power Systems and Vergnet,SA offer smaller sized (less than 100 kW) wind turbines in hybrid diesel/wind systems. Atlantic Orient has been designing and installing 10 kW and 50 kW wind-diesel systems for more than 10 years. Atlantic Orient recently installed a system in Wales, Alaska and has previously installed systems in Russia and Africa. Five of its turbines are being used in conjunction with two diesel generators to pump oil in a very remote and cold region in Siberia. Atlantic Orient is designing a turbine called, WindLite, to run with any phase power backup and which can either charge DC batteries or be installed with an inverter to change DC to AC power.

Northern Power Systems has been in the wind turbine business for nearly 25 years and has expertise with electrical energy systems employing a wide range of technologies including wind, photovoltaic (solar energy), and diesel-hybrid power. Northern Power has developed, in conjunction with NASA, a 100 kW turbine synchronous variable speed generator capable of operating under extreme climatic conditions and installed a prototype in Graniteville, Vermont in 2000. Northern Power offers a wide range of products, including the NorthWind series, which was developed for the U.S. Department of Energy.

French firm Vergnet, SA, over a period of 20 years, has been developing new hybrid wind/diesel/lead-acid battery systems to provide self-sufficient electricity production for remote sites. Vergnet is currently operating a wind/diesel power plant consisting of twenty-five, 60 kW wind turbines in Guadeloupe. Vergnet has installed wind turbines of 15 kW in polar environments and 50 kW in many other places.

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

Substantially all manufacturers and developers of products that will compete with our products have substantially greater resources than do we. Intense competitive pressures could have a material adverse effect on our proposed business.

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

Intellectual Property

In January 2003, we filed a patent application in Canada, Japan and with the European Union, which includes, among other countries, France, Germany, Spain and the United Kingdom. In September 2003, we filed a patent application in the United States and we expect to file patent applications in additional countries. The claims in the patent applications are for:

•

A wind system of the type having a rotating shaft perpendicular to the ground;

•

A blade attachment structure for a windmill;

•

A blade for a windmill;

•

A generator assembly for a windmill to produce electricity;

•

A self erecting structure for a windmill; and

•

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

By letter of January 20, 2004 from the Canadian Intellectual Property Office, we were advised that each of the claims in our patent application was “indefinite” and did not comply with certain relevant provisions of the Canadian Patent Act. In May 2004, we amended and resubmitted our patent application responding to the comments from the Canadian Intellectual Property Office.

On December 17, 2004, the Canadian Patent Office further objected to a number of the pending claims and also to indefinite terms used in the claims.  On January 21, 2005, we filed a response to the office action including amended claims and arguments addressing the objections raised by the patent examiner.

A Notice of Acceptance of Complete Specification was mailed to us on June 1, 2005 from the New Zealand Commissioner of Patents, Trade Marks and Designs, notifying us that our application for the granting of a patent has been accepted.  Our application was published in Journal No. 1512 on June 24, 2005.  Because no Notice of Opposition was filed during the prescribed period, we expect that the patent will be issued.

On December 27, 2005, we were issued US Patent number 6,979,170 for thirty-five improvement claims to the Dermond Wind Turbine (now, the WindStor® Wind Turbine).  The three claims that were not allowed relate to materials to be used in the construction of the turbine and methods of bracing the self-erecting tower during and after construction.  Each of these claims was deemed to be generic in nature.

There can be no assurance that our patent meaningful. Furthermore the validity of issued patents are frequently challenged by others. One or more patent applications may have been filed by others previous to our filing which encompass the same or similar claims. If our patent does not provide adequate protection for us, we may not be able to manufacture our proposed products in our intended manner

Because of our limited resources, we may be unable to protect our patent or to challenge others who may infringe upon our patent. Because many holders of patents in the alternate energy industry have substantially greater resources than we do and patent litigation is very expensive, we may not have the resources necessary to challenge successfully the validity of patents held by others or withstand claims of infringement or challenges to any patent we obtain. Even if we prevail, the cost and management distraction of litigation could have a material adverse effect on us.

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

If trade secrets and other means of protection upon which we may rely may not adequately protect us, our intellectual property may become available to others. Although we may rely on trade secrets, copyright law, employee and third-party nondisclosure agreements and other protective measures to protect some of our intellectual property, these measures may not provide meaningful protection to us.

The laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, if at all.

Research and Development

During the fiscal years ended September 30, 2005 and 2004, we expended approximately $1,879,328 and $994,000, respectively, on research and development related to WWTs and WindStor.  The expenditures consisted primarily of material and assembly costs for the 100kW WWT prototype, engineering for the WWT and WindStor. The foregoing amounts do not include amounts expended for vanadium refining technology.

Regulation of Power Projects

Overview - United States

Our principal prospective customers are end-users (retail consumers) of electricity, such as commercial office buildings, schools, and government buildings, who would purchase electricity from the WindStor Project.  While we do not intend to sell power from our facilities to utilities or other re-sellers or into the open market (wholesale sales), we may do so in specific applications.

The electric industry in the United States is governed by both federal and state law and regulation, with the federal government having jurisdiction over the sale and transmission of electric power at wholesale in interstate commerce, and the states having jurisdiction over the construction of electric generating and transmission facilities and the sale of electricity at retail.

The federal government regulates the electric wholesale and transmission business in interstate commerce through the Federal Energy Regulatory Commission (“FERC”), which draws its jurisdiction from the Federal Power Act (“FPA”), and from other legislation such as the Public Utility Regulatory Policies Act of 1978 (“PURPA”), the Energy Policy Act of 1992 and the recently enacted Energy Policy Act of 2005 (“EPA 2005”).  FERC has comprehensive and plenary jurisdiction over the rates and terms for sales of power at wholesale, and over the organization, governance and financing of the companies engaged in such sales. The wholesale power and electric transmission industry is also subject to operating standards established by regional reliability councils, and, increasingly, to governance of the operation of interconnected utility and non-utility operations and wholesale markets through Independent System Operators and Regional Transmission Organizations, all of whcih are in turn subject to the plenary jurisdiction of FERC.

The States regulate the sale of electric power at retail in their state in accordance with individual state laws which can vary widely in material respects.

Currently, holding companies owning electric utility companies are, unless exempted by law or regulation, subject to comprehensive and burdensome regulation under the Public Utility Holding Company Act of 1935 (the “35 Act”). Unless they qualify for an exemption or fall under a statutory exception, these companies and their direct and indirect subsidiaries are not permitted to engage in a variety of transactions, including financing transactions, without the authorization of the SEC. For purposes of the 35 Act, an “electric utility company” means “any company which owns or operates facilities used for the generation, transmission, or distribution of electric energy for sale, other than sale to tenants or employees of the company operating such facilities for their own use and not for resale.”

On February 8, 2006 when subtitle F of EPA 2005 becomes effective, the 35 Act will be repealed in its entirety and the Public Utility Company Act of 2005 (“PUHCA 2005”) will go into effect.  PUHCA 2005 is primarily a “books and records” statute and does not give FERC any new substantive authority, other than the requirement that FERC may review and determine certain non-power goods and services cost allocations among the subsidiaries or affiliates of a utility holding company.

EPA 2005 also provides FERC with expanded approval authority with respect to mergers and acquisitions of securities by electric utilities and electric utility holding companies.

The precise extent of FERC regulation of utility holding companies cannot be known prior to the final implementation of the rules implementing PUHCA 2005.

The U.S. Federal System of Power Regulation

PURPA and Qualifying Small Power Production Facility Status

Currently under PURPA and the regulations of FERC implementing PURPA, a wind-powered generating facility with a generating capacity of 80  MW or less (including all such facilities owned or operated by the same person or its affiliates within one mile of the facility) is deemed to be a Qualifying Small Power Production Facility (“QF”), so long as no more than 50% of the equity interest in such facility is owned by electric utilities, electric utility holding companies, or subsidiaries of either.  QFs are required by FERC to make certain non-burdensome filings to confirm the facts supporting their status with respect to each such facility.

Under current law, a QF with a generating capacity not greater than 30 MW is automatically exempt from regulation by FERC under the FPA with respect to any sales of electricity it may make at wholesale. In addition, its owners and operators are automatically exempt from all provisions of the 35 Act with respect to their ownership of the QF. Moreover, a QF is exempt from the laws of the states which otherwise regulate the ownership, rates and terms of sales, corporate governance, and financing of electric utilities. Finally, a QF has certain rights under FERC regulations, including the right to require an electric utility to purchase power generated by the QF, to require electric utilities to interconnect it with the utility’s electric system, and the right to purchase firm power service, back-up power, and supplementary power from an interconnected electric utility at reasonable and non-discriminatory rates.

EPA 2005 makes several changes to PURPA effective six months following the date of enactment (i.e., February 8, 2006), including: (1) eliminating the limitation on electric utility and utility holding company ownership of QFs, (2) terminating the mandatory purchase obligation imposed on electric utilities for new QFs that FERC determines have access to competitive wholesale markets, and (3) requiring FERC to promulgate regulations specifying additional criteria to be applied to new Qualifying Cogeneration Facilities (defined below) with respect to the efficiency and useful non-electric energy output of such facilities.

QF status is not available for facilities located outside the United States and certain of its Protectorates.  At this time we do not own or operate in any other countries any facilities that are generating any electric power for sale.  If we were to do so in the future, we might become a utility holding company under PUHCA 2005.

State regulatory agencies are required to implement FERC’s regulations under PURPA, and most have done so. Utilities and other interests have in the past attempted to challenge or dilute the rights of QFs under PURPA, and in some circumstances have succeeded in securing certain rulings of state regulatory agencies that have had the result of making inside-the-fence generating business models such as ours less attractive to customers or economically infeasible.

On October 11, 2005, FERC issued a Notice of Proposed Rule Making (“NOPR”).  The purpose of this NOPR is two-fold; first to implement changes mandated by EPA 2005, and second to “reexamine the broad exemptions from the FPA granted to QFs” which FERC does not believe are still necessary.  Among other things, the NOPR proposes to eliminate many of the exemptions from FERC jurisdiction which are currently available to QFs.

The NOPR and other regulatory proceedings implementing changes mandated by EPA 2005 are in their early stages and it is not possible to determine what new regulations will finally be adopted other than those few, such as eliminating restrictions against utility ownership of QFs, which have been prescribed by EPA 2005.

WindStor may not consist solely of a WWT, but may also include a battery for the storage of power, and in some cases may include a generating set fueled with diesel fuel or natural gas. In addition, the system could in some applications be interconnected with a utility grid. A fossil-fuel-fired generator is not eligible for QF status, and the exemptions from regulation attendant thereto, unless the generator is a Qualifying Cogeneration Facility as defined by FERC regulations under PURPA. Under current law and regulations, a Qualifying Cogeneration Facility is one that produces both electricity and useful thermal energy from the same fuel source, and meets certain specified standards for fuel efficiency and balance of electric and thermal output, as well as the ownership requirements for QFs generally.

Moreover, if a battery element of a WindStor system is ever charged with power from (1) a non-QF generator or (2) the electric utility grid, rather than solely from the generation of a wind turbine QF, any sales of power from the battery, and the owners and operators of the battery, would to that extent not qualify for QF exemptions under PURPA. Finally, the electrical distribution system within the customer’s application and site, if owned or operated by us, might not qualify as part of a QF to the extent that it is used to transmit non-QF power.

We intend to structure our WindStor ownership and operating template in order to secure QF status for all of the elements that we may own and operate where power is being sold either at wholesale or at retail. We may consider a combination of ownership and power sales, leases, equipment sales, customer ownership and operating contracts which divide QF and non-QF elements of any particular WindStor application. Although there is FERC precedent for the use of such structures in QF-eligible applications, we cannot be certain that any particular structure would qualify.

State Regulation

With few exceptions, state regulatory agencies generally have the jurisdiction, among other things, to approve the construction of new electric generating facilities, and to permit or disapprove the sale of electric power to end-users (retail sales). Just as importantly, these agencies have plenary jurisdiction over a utility’s rates and terms for service to retail customers, including the rates and terms for interconnection of retail customers including the facilities needed for interconnection, rates and terms for firm power service, for supplementary power service (power needed on a firm basis in addition to the power a customer generates for itself), and for back-up power service (extra power a customer may need from time to time in the event of an outage of its own generation). In some states, the agency determines whether a customer may terminate its utility service in order to meet its needs with self-generated power, or power from a non-utility third party such as us, and whether the customer must pay a special charge for the right to “go off the grid” partially or completely. Any or all of the regulations may have important, and possibly materially adverse, implications for our business model and operations in specific circumstances.

In most of our anticipated commercial retail applications, the WindStor system would supply part of a customer’s power requirements, but not produce excess power that would go on to the utility distribution or transmission system. We expect to provide and sell a portion of the customer’s power requirements to the customer, rather than selling or leasing the WindStor system to the customer. The remainder of the customer’s power requirements would be supplied by a local electric utility or other retail supplier, or by other customer-owned generation.

The first issue in any state will be whether a Certificate of Public Convenience and Necessity or similar authorization (“CPCN”) is required to be obtained from the state regulatory agency before construction of the WindStor system may begin. In some states, a CPCN is not required for the construction and operation of small-scale generating facilities with generating capacity less than 1 MW, which would be larger than most WindStor systems we anticipate installing. Where a CPCN is required, it may involve a lengthy and expensive application process, possibly including an environmental impact evaluation and opposition by interested parties or utilities.  We intend to require the prospective customer to obtain such an authorization where required by law, and there can be no certainty that potential customers will agree to undertake this process, or if they do, that they will be successful.

At this time, some states permit the construction of small scale wind turbines without a CPCN, and permit the sale of power from such turbines to end users with no regulatory interference or limitation.  There can be no certainty that these favorable conditions will continue, or that other States will have or will maintain laws and regulations that are as favorable to us in this respect when we wish to do business there.

QF status, as described above, gives a QF no right to sell power at retail. If a state permits such sales, however, a QF is exempt by FERC regulations under PURPA from most burdensome utility-type regulation by the state regulatory authority.  FERC’s proposed new regulations would not change this exemption; it cannot be predicted, however, whether those proposals, or others will be adopted.  Accordingly, if the state permits a QF to make retail sales, the state may be preempted by PURPA from regulating the QF’s rates for sales of retail power, or its corporate governance or financial organization. The extent to which a state honors such federal preemption, however, is subject to varying practice. Where a CPCN is required, for instance, the conditions of a CPCN may impose certain obligations that have the same effect as some level of utility-type regulation, such as restrictions on the amount of financing that can be obtained, on any future transfer of ownership of the facility, on the ability of the facility’s owners to engage in other businesses in the state, as well as certain periodic reporting requirements.

Finally, the state regulatory authority may determine or approve a utility’s determination as to the physical interconnection requirements a utility may impose on a customer who wishes to install a WindStor system in parallel with the utility’s distribution and transmission, what charges a utility may impose on a retail customer for interconnection with the utility’s system when the customer maintains a WindStor system, and what charges, penalties or other restrictions the utility may impose on the customer for, among other things, permanently reducing its purchased power requirement from the utility. Charges imposed by a utility and authorized by a state regulatory authority may make purchasing power from our WindStor system or our wind turbines uneconomical for some customers or for all customers in some utility service territories or states.  At least one state of which we are aware has published standardized interconnection requirements for small-scale generators, which attempt to reduce the burden and cost of the interconnection process, and we and our customers may benefit from such rules where they apply. QFs and their “host” customers also have the benefit of PURPA’s prohibition against unreasonable or discriminatory rates and charges for these services and for supplementary and back-up power service, but exercising those rights in particular cases may be costly and time-consuming.

Extraction and Refining of Vanadium

Acquisition of Lac Doré Mining Inc.

On February 1, 1999, we acquired all of the outstanding equity securities of Lac Doré Mining Inc., a Canadian corporation formed on August 23, 1996. Lac Doré Mining Inc. holds approximately 404 contiguous mining claims for the Lac Doré vanadium/titanium deposit. The deposit, which has never been in production, is located in the Rinfret and Lemoine townships, approximately 43 miles from Chibougamau, Quebec, Canada. At the time we acquired Lac Doré Mining Inc., we intended, subject to obtaining sufficient funds, to build a mine and refinery at Lac Doré for the extraction and production of high-purity vanadium compounds.

We have deferred engaging in any material exploratory or other activities in connection with the deposit. Even if we determine to commence operational activities, we will not be able to do so unless we are able to obtain funding to the extent described below.

When we first acquired an interest in the Lac Doré deposit, SOQUEM INC. owned 21 claims covering a portion of the deposit. SOQUEM is a division of SGF Mineral Inc., which is a subsidiary of Société Générale de Financement du Québec, a corporation owned by the Quebec government. In accordance with an option and joint venture agreement between SOQUEM and Lac Doré Mining Inc., SOQUEM transferred an undivided interest in the 21 claims to Lac Doré Mining Inc. in exchange for 1,000,000 shares of our common stock and warrants to purchase a like number of shares. SOQUEM did not exercise these warrants and the warrants have expired.

In order to maintain our claims, we are obligated to expend varying amounts of capital (a complicated formula combining the type of exploration work executed and the claims on or near to which the work is conducted) or pay approximately $38,000 per year in claim renewal fees. In the event we fail to fulfill our obligations, we will lose our claims.

We granted SOQUEM an option to purchase a 20% undivided interest in the Lac Doré project if SOQUEM funded 20% of the capital expenditures for the Lac Doré project. The option was to expire 60 days after we delivered to SOQUEM a “bankable” feasibility study for the Lac Doré project, which we did not do. SOQUEM had the right to receive back a 50% interest in its original 21 claims. On April 17, 2003, SOQUEM relinquished any rights it had relating to the deposits in exchange for 250,000 shares of our common stock.

We have undertaken certain preliminary exploratory activities since we acquired the mining claims for which we expended approximately $6,000,000.

Properties and Uses of Vanadium

Vanadium is a metallic element found in several minerals. Its natural structural strength makes it useful in industrial and consumer applications, primarily as an alloying agent for iron, steel and aluminum. Vanadium can act as a carbide stabilizer, improving the strength and toughness, as well as the rust-resistance, of steel. Vanadium’s high melting point and high creep resistance (resistance to shear crystals and deformation, resisted with vanadium as an alloy in steel products) make it useful in a number of applications, including components for nuclear reactors, aerospace material and aluminum and titanium alloys.

Processed vanadium comes in varying types or “grades.” Grades having less than 99.6% vanadium content are known as metallurgical-grade vanadium. Processed vanadium with grades above that level are known as chemical or high-purity vanadium.

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

Lac Doré Deposit Preliminary Feasibility Study

A feasibility study is a comprehensive study of the economic potential of a mining project. The study includes deposit geology, mining reserves, processing methodology, waste material handling, equipment requirements, infrastructure needs, environmental studies, market analysis, capital needs and projected investment returns. Our preliminary feasibility study which began in March 2001 was conducted by SNC Lavalin Inc., an engineering firm headquartered in Montreal, Quebec. We funded $1.17 million of the cost of the study and the balance of the cost of $1.1 million was funded by federal and provincial agencies in Canada in the form of loans and grants. Reference is made to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a description of the terms of the Canadian funding.

The preliminary feasibility study was based upon producing a high-purity vanadium material to be used in an electrolyte solution that would serve as the energy storage material for a battery being developed by Sumitomo Electric Industries Ltd. called the vanadium redox battery. We provided a sample of vanadium material extracted from our deposit to Sumitomo for analysis. Sumitomo confirmed that the vanadium material sample was acceptable for use in its vanadium redox battery, although Sumitomo has not purchased or agreed to purchase any vanadium material from us. We believe that the economic viability of the deposit is dependant upon, among other things, substantial production and sales by others of vanadium redox batteries. We do not believe that any vanadium redox batteries are presently being produced or sold.

SNC Lavalin Inc. completed the preliminary feasibility study in April 2002. Although the analysis of the data considered during such a study is subject to a number of interpretations and the study involves a number of subjective decisions, we have been encouraged by the results of the study. The preliminary feasibility study, however, is not a “bankable” study for purposes of the agreement with SOQUEM because we have not secured contracts for the sale of the high-purity vanadium compounds that may be produced at Lac Doré.

The preliminary feasibility study concluded that analysis of the Lac Doré project would be economically feasible if we could sell vanadium electrolyte for a beginning price of approximately $2.35 per liter, declining over time to approximately $1.50 per liter. We are not aware of any market for vanadium electrolyte and there can be no assurance that a market will ever exist or that the price per liter will be within the parameters set out in the feasibility study.

The preliminary feasibility study estimated that the initial capital cost of the Lac Doré project would be approximately $260 million. Since the study was completed, however, we have added other high-purity vanadium products to the expected production mix necessitating a change in the equipment that would be required at Lac Doré. The change in equipment would increase the initial capital cost by approximately $20 million. The study also concluded that the Lac Doré

project would incur annual operating costs of $50 million and would incur substantial operating losses during the first two years of production.

Competition

According to Roskill, the largest producer of vanadium-bearing ore is Anglo American plc, through its Highveld vanadium deposit located in South Africa. Highveld is the largest known vanadium deposit in the world. Anglo American has produced vanadium electrolyte for a vanadium redox battery installation. Because of Anglo American’s significantly greater technical and financial resources, Anglo American may have the ability to improve and price its electrolyte at prices with which we could not compete. We believe that the only other significant ore-producing vanadium deposit is Windimurra, owned by Xstrata AG, located in Australia. Another company currently producing high-purity vanadium products in commercial quantities is Strategic Minerals Corporation. Based in the United States, Strategic Minerals Corporation has operations in Hot Springs, Arkansas and South Africa.

We believe than the vanadium market is characterized by significant excess mine capacity and above ground stocks of vanadium.  We further believe that the Windimurra and possibly other mines are fully developed and could return to production if prices rise above existing levels for a sustained period.  Any owners or exploiters of sources of vanadium which are not part of the Lac Doré deposit will be in competition with us if we are ever able to exploit the Lac Doré deposit.

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

If we begin exploration of our Lac Doré deposit, we will compete with other larger, more established mining companies with significantly greater technical and financial resources. In addition, vanadium is an accessible commodity product and other competitors could enter the market and effectively compete with us.

Exploration and commercialization

If we begin exploration of our Lac Doré deposit, our success will depend, in substantial part, on our ability to respond quickly to changing technology, market demands and the needs of prospective customers. We have committed significant resources to preliminary exploratory activities. Our expenditures have primarily related to completion of the preliminary feasibility study and the development of proprietary processes in connection with our laboratory tests. Our exploration expenses related to Lac Doré were approximately $147,000 for the fiscal year ended September 30, 2004.  We did not make any such expenditures during the fiscal year ended September 30, 2005, nor do we intend to do so in the future.

We have decided to seek a buyer or strategic partner for the Lac Doré deposit.  On July 8, 2005, we entered into an agreement with Brooks, Houghton & Company, Inc. to assist us in seeking a buyer or strategic partner for the Lac Doré deposit.  We have agreed to pay Brooks, Houghton a retainer of $100,000 which will become payable at the time that we raise at least $2 million of equity capital.  We have also agreed to pay Brooks, Houghton a maximum of 5% of the value of any transaction.  Upon the execution of a binding agreement for the sale of the Lac Doré mining deposit, we will issue warrants to Brooks, Houghton for the purchase of 200,000 shares of our common stock for each $10 million of the transaction value. The warrants will have a five year term and will have an exercise price of 105% of the price per share of our common stock on the date the warrant is issued.  We have also agreed to grant Brooks, Houghton "piggyback" registration rights regarding the shares underlying the warrants.  The engagement is effective for a period of nine months, during which time Brooks, Houghton will be our exclusive financial advisor for the sale of the Lac Doré mining deposit.

We may continue the development of our vanadium refining technologies if funding becomes available. Whether this technology is part of a potential sale of Lac Doré will depend upon the value allocation.  We may consider a license of the technology rather than sale if the prospect of increased value is determined.  There can be no assurance that we will be successful in finding a strategic partner or enter into a license agreement on terms not unfavorable to us, if at all.

Governmental and Environmental Regulations

Impact Assessment Process

The Lac Doré project is subject to the environmental and social impact assessment and review procedures under the Quebec Environment Quality Act, the James Bay and Northern Quebec Agreement and the Canadian Environmental Assessment Act. These acts are administered by separate provincial and federal governmental agencies that have the separate authority to approve or require changes to a company’s impact assessment. Notwithstanding this separate authority, these federal and provincial governmental agencies generally attempt to coordinate their review and approval procedures.

In May 1999, Groupe-conseil Entraco, our environmental consulting firm, filed a project notice with the Quebec Environment Ministry on our behalf. In June 2000, the Ministry issued its guidelines (which state the nature, size and scope of the impact assessment) in accordance with the Quebec Environment Quality Act. The Ministry’s guidelines are valid for a period of three years.

An additional project notice was issued during 2002 under the Quebec Environment Quality Act for equipment located within the territory of the Domaine du Roy Regional municipality. This additional project notice is covered by the Ministry’s guidelines issued in June 2000.

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

The Lac Doré project also must comply with the Canadian Fisheries Act, the Guide for the Administration of Fish Habitats from Fisheries and Oceans Canada and the Liquid Effluent from Metal Mining Regulation.

We filed the Lac Doré Environmental Impact Study with the provincial Québec Environment Ministry and Canadian federal Fisheries and Oceans Canada bodies on June 25, 2003.  Certain issues were raised by the Environmental Ministry.  After a review of the issues, our environmental consulting firm will prepare responses.  We cannot assure you that the responses will be acceptable to the Environmental Ministry.

Quebec Mining Act

Any future mining at the Lac Doré deposit must comply with the provisions of the Quebec Mining Act and Guideline No. 19 applicable to the mining industry. Under the Quebec Mining Act, the operator of Lac Doré must file a mining site rehabilitation plan with the Natural Resources Ministry. This rehabilitation plan discusses how the operator intends to rehabilitate the property following its intended use of the property and includes an estimate of the costs involved in the rehabilitation. If the rehabilitation plan for Lac Doré is approved by the Natural Resources Ministry, we will be required to put in trust an amount equal to 70% of the estimated costs to rehabilitate the site.

In addition, we must obtain three types of mining rights from the Natural Resources Ministry:

•

Mining rights for all mining facilities, with mandatory land surveys;

•

Rights of the surface estate; and

•

Rights for facilities other than those required for mining purposes (for example, lease for storage of explosives, buildings not related to mining).

Finally, we must obtain permits and distribution rights-of-way from the Natural Resources Ministry for the construction of the access roads and power lines.

Other Requirements

We will be required to comply with other provisions of the Quebec Environment Quality Act, including standards related to protection of the soil and water and air quality. Vanadium is considered an “unconventional” contaminant for purposes of the Act. Accordingly, the acceptable standards for vanadium criteria are not set forth in the Quebec Environment Quality Act, but instead are determined in the discretion of the Quebec Environment Minister.

The preliminary feasibility study estimated that if Lac Doré becomes operational, the annual cost of complying with provincial and federal governmental and environmental regulations will be in the approximate range of $80,000 to $240,000. The amounts are based on Bank of Canada inflation calculator and current exchange rate, rounded up to next even thousand.  These amounts represent preliminary cost estimates and the actual costs may be substantially greater.

Employees

On December 30, 2005, we had 11 employees.  Subject to obtaining sufficient capital, we intend to hire a controller, an administrative assistant, project managers, two engineers and clerical staff.  We believe that such personnel will be readily available at reasonable rates of compensation.

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

An investment in our common stock involves substantial risks. You should consider carefully the following information about these risks, together with the financial and other information, including additional risks, contained elsewhere in this Annual Report, before you decide whether to buy our common stock. If any of the described events actually occur, our business, financial condition and results of operations would likely suffer and the market price, if any, of our common stock would decline. In such case, you may lose all or part of your investment.

Because we have no operating history, there is no basis on which you can evaluate our proposed business and prospects. Prospective investors customarily consider a company’s operating history as a factor in determining whether to make an investment. Prospective investors who decide to purchase our shares may have decided not to purchase the shares if they had an operating history to review.

We have had losses since inception and expect losses to continue for the foreseeable future. We incurred net losses of $5,762,338, $3,456,228 and $3,692,392 during the fiscal years ended September 30, 2005, 2004 and 2003 respectively.  Since our inception through September 30, 2005, we have incurred aggregate net losses of $27,597,311.  Any future operations may not be sufficient to generate the revenues necessary to reach profitability.

Unless we obtain additional capital, we may not be able to pay our auditors for their services.  If the auditors are not fully paid, they will likely refuse to do any additional work necessary to file certain periodic reports with the SEC.  If we fail to timely file the requisite reports, we will have violated the reporting requirements of the Securities Exchange Act of 1934 and an event of default under the Secured Convertible Debentures (the “Convertible Debentures”) we have issued to Cornell Capital Partners, LP (“Cornell Capital Partners”) will have occurred allowing for immediate acceleration of that indebtedness.

Because of our limited capital, unless we obtain substantial additional capital we may not have sufficient capital to engage in our proposed business activities. On September 30, 2005, we had current assets of $707,287 and current liabilities of $5,661,505.  We do not have adequate capital to significantly fund, develop or explore our proposed business activities.

In order for us to begin to engage in marketing and rollout of WWTs and WindStor energy systems, we will require a minimum additional capital of approximately $10 million.  In addition, our business plan calls for us to seek a purchaser for the WWTs and WindStor energy systems, where we will lease or rent the equipment back, operate and maintain the WindStor systems and sell the power generated to the customer.  Based upon the “sale lease or rent-back” program we intend to pursue, we project that approximately $38 million of funding by other sources for our fiscal year 2006 will be required.

Neither we nor our subsidiaries will be able to continue development or administrative functions for more than a few months unless substantial additional funding becomes available. There can be no assurance we will obtain adequate funding, if any, or that the terms of any such funding will not be unfavorable to us. Our ability to engage in the business activities described herein is dependant upon our acquisition of significant funds.

Because of our limited capital, unless we obtain substantial additional capital we may not have sufficient capital to continue as a going concern.  As stated in the notes to our consolidated financial statements, because we have suffered recurring losses and a have a deficiency in net assets and working capital, there is substantial doubt about our ability to continue as a going concern.  Our auditors have included reference to this uncertainty in their report dated December 20, 2005.

If an event of default under the Convertible Debentures we have issued to Cornell Capital Partners occurs, Cornell Capital Partners can declare the entire unpaid balance of principal and interest due and payable or request payment of those amounts in shares of our common stock. Among the events of default are the failure of our shares to be quoted for trading or listed for trading on the Nasdaq OTC Bulletin Board, Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market, the legal inability of Cornell Capital Partners to sell the underlying shares under the registration statement we have filed with the SEC or a default by us or any our subsidiaries of certain indebtedness in an amount exceeding $100,000. If an event of default occurs and remains uncured, the conversion price will be reduced to $.10 per share.

If certain payments are not made when due, we could lose our mining claims for the Lac Doré vanadium/titanium deposit.  Lac Doré Mining Inc., which is one of our wholly owned subsidiaries, has two separate interest free loan agreements with the Government of Canada.  These loans are unsecured and are the obligations solely of Lac Doré Mining Inc.  If payments are not made when due, a default will occur that would give the lender the right to demand immediate repayment of all amounts due and could jeopardize our claim rights.

We are restricted in our ability to issue or sell equity securities below certain prices or grant a security interest in our assets.  So long as any amount under the Convertible Debentures remains outstanding, we may not, without the prior consent of the holder of the Convertible Debentures, (i) issue or sell any common stock or preferred stock without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, (ii) issue or sell without consideration or for a consideration per share less than the bid price of our common stock determined immediately prior to its issuance, any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder the right to acquire common stock, (iii) or enter into any security instrument granting the holder a security interest in any of our assets other than security interests in connection with Power Purchase Agreements which we have disclosed to Cornell Capital Partners.

The exercise price of the warrants and the conversion price of the Convertible Debentures we have issued to Cornell Capital Partners may be significantly reduced.  If, subject to the exceptions set forth in the warrants, during the time that either of the warrants that we have issued to Cornell Capital Partners is outstanding we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the then exercise price of the warrants, then the exercise price will be reduced to an amount equal to such consideration per share. In addition, upon each such adjustment, the number of shares issuable upon exercise of the warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment.  Similar adjustments will be made upon any issuance or sale by us of options to purchase our shares or convertible securities and with respect to the conversion price of the Convertible Debentures.

Although we intend to obtain additional capital primarily through the sale of equity securities to be issued by us, we cannot assure you that additional financing will be available on terms not unfavorable to us, if at all.  It is difficult and very often impossible for development stage companies to obtain adequate financing on any terms.

If we raise additional funds through the issuance of our equity securities, the percentage ownership of our stockholders will be reduced, we may undergo a change in control and stockholders may experience dilution which could substantially diminish the value of their common stock. One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings and other financial items. Our Board of Directors has authorized a private offering of our equity securities at prices determined by our president in order to seek $20 million of additional capital.  There can be no assurance that the offering can be completed on terms not unfavorable to us, if at all.  In addition, our Board of Directors may, subject to stockholder approval, authorize an increase in the number of shares we may issue.  If a public market is sustained for our shares, a material amount of dilution can be expected to cause the market price of our shares to decline. Furthermore, the public perception of future dilution can have the same effect even if the actual dilution does not occur.

We may have incurred significant contingent liabilities through offers and sales of our equity securities. Since September 30, 2003, we sold 1,568,890 shares of our common stock for both cash and non cash consideration at prices ranging from $0.60 to $2.50 per share. The weighted average price per share was $1.07. During the same period, we sold convertible promissory notes, options and warrants which permit the holders to obtain an aggregate of 5,547,286 shares of our common stock at conversion or exercise prices ranging from $0.67 to $3.00 per share. If we did not comply with applicable securities laws in connection with the offer and sale of securities during the period, as well as prior periods, we could incur civil, administrative and criminal liabilities and we could be required to refund the purchase price, plus interest.  The amounts in this paragraph do not include shares sold by the selling stockholders.

If we violated certain securities laws, we may not now be able to privately offer our equity securities for sale. Any offering of our equity securities in or from the United States must be registered with the SEC or be exempt from registration. If our prior offers and sales were not exempt from registration, it is likely that they would be deemed integrated with future offerings unless we do not offer equity securities for at least six months. In the event of such integration, we would only be permitted to offer and sell equity securities after we file one or more new registration statements with the SEC and the registration statements have become effective. The registration process is both expensive and can be expected to take at least several months and would substantially hinder our efforts to obtain funds.

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

Alternatively, if we successfully establish a commercially viable position in any market, third parties may independently develop similar technology which could undercut our market position, particularly if the third party has greater experience and resources than we do. In addition, any measures that we may take to protect our technology may prove inadequate, which could result in the eventual use of our proprietary technology by competitors.

If our proprietary technologies are successful, current and new competitors could enter the market(s) which would  materially diminish the value of our technologies. Any success of our technologies can be expected to generate greater interest, which would likely lead to increased competition. Increased competition would lessen the benefits we may derive from our proprietary processes.  If other products enter the marketplace that are technologically superior to our products, the then value, if any, of our products will be diminished.

If we fail to obtain needed governmental approvals or encounter significant delays in obtaining or renewing governmental permits or approvals, we may not be able to engage in our proposed business activities. Obtaining necessary permits and approvals could be a complex and time-consuming process involving numerous local, state, provincial and federal agencies. The duration and success of each permit and/or approval effort may be contingent on many variables not within our control, such as new permit requirements or a change in governmental policy or government leadership. There can be no assurance that governmental permits and/or approvals will be issued and/or retained or be issued without conditions that could materially harm our business operations.

Compliance with laws and regulations may require significant capital outlays or delays, which may negatively affect operations or may cause material changes or delays in our intended operations. Further, new or different standards (environmental or otherwise) imposed by governmental authorities in the future could materially harm our business operations.

In addition, governmental regulations may negatively impact us indirectly. For instance, wind turbine site locations and products using high-purity vanadium may become subject to new regulations. These regulations may curb the market appeal for our products if the regulations make the purchase or use of such products so expensive or complex that other products gain a competitive advantage because they are not subject to such regulatory constraints and are therefore less expensive or less burdensome to purchase or use. We are not able to predict whether new governmental regulations will arise and, if so, what form these regulations will take.

Because we have only engaged in the preliminary evaluation part of the exploration stage for the Lac Doré deposit, there can be no assurance that a commercially viable mineral deposit exists on any or all of the property.  Further exploration, for which we do not have the funds, will be required before a final evaluation as to the economic and legal feasibility of the deposit is determined.  Furthermore, if we ever make the determination, there can be no assurance that it will be accurate.

Our common stock may be adversely affected by limited trading volume and the market price may fluctuate significantly, which may negatively affect our stockholders’ ability to sell their shares. There has been a limited public market for our common stock and there can be no assurance that an active trading market will develop or be sustained. An absence of an active trading market can be expected to adversely affect our stockholders’ ability to sell their shares. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that our share price will decline. We cannot predict whether the market for our shares will be stable or appreciate over time.

Because our common stock is considered to be a “penny stock,” our stockholders’ ability to sell their shares in a public market may be significantly impaired by the SEC’s penny stock rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is or becomes subject to the penny stock rules. In addition the burdens imposed upon broker-dealers by the penny stock rules may discourage broker-dealers from effecting transactions in our common stock, which could severely limit its liquidity.

Because of the concentration of ownership of our common stock by a small number of stockholders, it is unlikely that any other holder of common stock will be able to affect our management or direction.   On December 30, 2005, our directors, officers and certain of their affiliates were deemed to beneficially own approximately 36.4% of our outstanding common stock.  Accordingly, if these stockholders act together as a group, they would most likely be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of significant corporate transactions. The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control. Furthermore, the interests of our controlling stockholders could conflict with those of our other stockholders

Because none of our officers has had prior experience in our proposed business activities, their judgment as it relates to those activities may not be sound. Our proposed business activities are of a highly technical nature. The success of technical businesses is generally determined in substantial part by the prior experience of its executive personnel.

Because we are in arrears in the payment of salaries to our executive officers and employees of our subsidiaries, any or all of them may resign and we may be liable for additional payments in which case we could be materially adversely affected. The aggregate arrearage on December 30, 2005 was approximately $572,000.  Our employment agreements with our executive officers provide that if we breach any provision of a respective agreement and the breach is not cured by us within 15 days after receipt of written notice of the breach, the officer shall be entitled to receive his base salary for a period of three years and all other rights and benefits the employee may have under our senior executive benefit, bonus and/or stock option plans and programs shall be determined in accordance with the terms and conditions of such plans and programs.

Because each of our executive officers may voluntarily terminate his employment with us at any time on at least 30 days prior written notice to us, we can not be sure if any of them will maintain their position with us for the foreseeable future. In the event any of our executive officers terminate their employment with us, we may not be able to find suitable replacements on similar terms, if at all.

Because our business plan is heavily dependent on the success of new and untried products successfully entering the market place, we can not be sure that they will perform as we anticipate. No determination can be made with reasonable certainty until the products have been produced, installed and utilized in the field in significant quantities.

Although we plan on acquiring and maintaining commercial insurance to reduce some operating hazard risks, such insurance may not be available to us at economically feasible rates, if at all. In the absence of suitable insurance, we may be exposed to claims and litigation which we will not be financially able to defend or we may be subject to judgments which may be for amounts greater than our ability to pay.

Because we plan to rely on independent third-party manufacturers to fabricate the WWT and WindStor products, supplier capacity, shortages in necessary raw materials, work stoppages and transportation problems could materially, adversely affect our business. Any delay in initiating production at third-party facilities, any inability to have new products manufactured at these facilities or any failure to meet our customers’ demands could damage our relationships with our customers and may decrease our sales.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in future equity offerings. Sales of our common stock in the public market, including sales made by the selling stockholders identified in the registration statement we have filed with the SEC, can be expected to lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 19,408,392 shares held by persons who are not our affiliates on December 30, 2005, approximately 16,971,573 shares were freely tradable without restriction or further registration under the Securities Act of 1933. In addition, approximately 1,765,770 additional shares were then eligible to be sold in accordance with Rule 144 under that Act and approximately 291,049 more shares will be able to be sold within the ensuing twelve month period. All of the shares to be sold by the selling stockholders in the offering which is the subject of the registration statement referred to above will be freely tradable without restriction or further registration under the Securities Act of 1933.

Anti-takeover provisions could make a third-party acquisition of us difficult which may adversely affect the market price and the voting and other rights of the holders of our common stock. Certain provisions of the Delaware General Corporation Law may delay, discourage or prevent a change in control. The provisions may discourage bids for our common stock at a premium over the market price. Furthermore, the authorized but unissued shares of our common stock are available for future issuance by us without our stockholders' approval. These additional shares may be utilized for a variety of corporate purposes including but not limited to future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of us that may otherwise be beneficial to our stockholders. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares above the then market price.

The existence of authorized but unissued and unreserved shares may enable the Board of Directors to issue shares to persons friendly to current management which would render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise, and thereby protect the continuity of our management.

Item 2.

Description of Property.

Properties

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

Lac Doré Mining Inc. Activities

Beginning in 1996, Lac Doré Mining Inc. , a wholly owned subsidiary, began to acquire claims covering portions of the Lac Doré deposit. In 1997, Lac Doré Mining Inc. purchased 21 claims over a five kilometer strike length of the Lac Doré deposit from SOQUEM. Lac Doré Mining Inc. currently owns 404 claims. The total cost for acquiring the original 434 claims was approximately $113,000 cash, 1,350,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock at approximately $1.40 per share, which expired unexercised on December 31, 2000.

In 1998, Cambior inc., an international mining company, acquired an option from Lac Doré Mining Inc. to receive a 60% interest in Lac Doré in exchange for funding 60% of the costs related to developing the deposit. In 1999, Cambior did extensive verification and audit work at Lac Doré. In 2000, Cambior terminated its work on the Lac Doré deposit and its option expired.

In April 2001, Lac Doré Mining Inc. engaged SNC-Lavalin Inc. to carry out a preliminary feasibility study of the Lac Doré deposit. SNC-Lavalin reviewed the existing data, validated the database and drilled additional test holes, all with respect to the 21 claims acquired from SOQUEM. SNC-Lavalin also organized its own database and resource block model. In April 2002, SNC-Lavalin completed the preliminary feasibility study and issued its report. SNC-Lavalin estimated that the portion of the deposit covered by the 21 claims consists of 102 million tons of in-place mineralized material at 35% magnetite, 17.4% ilmenite and 0.5% vanadium pentoxide.

Since acquiring the 434 original claims, we have allowed 30 to expire as they were not deemed valuable to the deposit or mine development plan.

Topography and Geology

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

Claims

Lac Doré Mining Inc. acquired the original 434claims in Lac Doré by purchasing claims from third parties and staking claims for itself. We believe that Lac Doré Mining Inc. has satisfactory title to its remaining claims in accordance with industry standards and applicable laws and regulations.

A claim is an area of land and/or water “claimed” by a prospector or mining organization for the purpose of exploring the claim for a certain length of time and subject to certain conditions as set out by a particular province in Canada. The claim is staked out physically or by computerized map designation and recorded in an appropriate provincial claims office. The size of a claim is 40 acres (16.2 hectares).

The claim is the only valid exploration right in Québec for all kinds of mineral substances in the public domain. Each claim gives the holder an exclusive right to search for mineral substances, except sand, gravel, clay and other loose deposits, on the land subjected to the claim. The claim also guarantees the holder's right to obtain an extraction right upon the discovery of a mineral deposit.

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

In order to maintain our claims, we are obligated to expend varying amounts of capital (a complicated formula combining the type of exploration work executed and the claims on or near to which the work is conducted) or pay approximately $38,000 per year in claim renewal fees. Eligibility of work-related expenses are defined by regulations and excess value of work can be used to renew claims within a 3.2 kilometers square area where work was not performed and/or for future renewal.

Lac Doré is located south of the 52nd parallel, which has different claim renewal costs than properties located north of that point. Area size also determines claim cost. Cost of claim renewal ranges from approximately $17 up to $250, per claim, if more than 100 hectares and depending upon renewal date payment. Work values must be at least $380 to $2,750, per claim, depending upon hectares claimed and the location of the claims. The cost of claim renewal also can vary widely depending on the amount and location of work done on and near a subject claim.

During the past year, we elected to allow 30 claims expire which were deemed not material to the potential development of a mine.

Offices

Our principal executive office which consists of approximately four thousand square feet is located at 37899 Twelve Mile Road, Suite 300, Farmington Hills, MI 48331. The office is leased at a monthly rental of $8,722 (with accelerator clauses in years two and three) under a lease expiring in 2008. Dermond has an office at 31 rue du Terminus ouest, Rouyn-Noranda Quebec J9X 2P3 Canada.  This office, which consists of approximately 400 square feet, is leased on a month-to-month basis for approximately $480 per month.  We also maintain an office consisting of approximately 150 square feed in Ada, MI for which we pay a monthly rental of $225. We do not maintain any other offices outside of home offices, for which no rental is currently paid by us. We believe our employees and proposed future operations are and will be located in areas in which additional office space can be obtained, if needed, at reasonable rates.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended September 30, 2005 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information.

Our common stock is principally traded in the over-the-counter market.  The trading market is limited and sporadic and should not be considered to constitute an established trading market.  The following table sets forth the range of high and low bid prices for the common stock for the fiscal quarters indicated.  The common stock is listed on the Nasdaq OTC Bulletin Board.  The following quotations were obtained from BarChart.com.  All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal 2005		Fiscal 2004
Quarter Ended	Low	High	Low	High
December 31	$0.98	$1.56	$0.57	$1.65
March 31	0.75	1.62	2.00	3.40
June 30	0.63	1.01	1.25	2.35
September 30	0.59	1.15	0.85	1.60

(b)

Holders.

On December 30, 2005, our common stock was held of record by approximately 320 holders.

(c)

Dividends.

We have never paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  We intend to retain any earnings for the operation and expansion of our business.   Other than financial ability, we have no legal, contractual or corporate constraints against the payment of dividends.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information as of September 30, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights

Number of shares of common stock remaining available for future issuance other than securities to be issued upon exercise of the outstanding options, warrants and rights disclosed elsewhere in this table. (1)

Equity compensation plans approved by security holders	4,829,584	$1.24	2,670,416
Equity compensation plans not approved by security holders (2)	400,000	$1.00	-0-
Total	5,229,584	$1.22	2,670,416

(1)

We have three stockholder-approved equity compensation plans, each of which provides for a maximum of 2,500,000 shares of common stock which may be issued upon exercise of options that have and may be granted as described in the plans.

(2)

Prior to the adoption of the shareholder approved equity compensation plans, we granted options to various individuals who provided services to us (including services as employees and/or directors) as partial payment for those services.

Other than as set forth above, we do not have any compensation plan under which equity securities are authorized for issuance that was adopted without the approval of our security holders.

Issuer Purchases of Equity Securities

During our fiscal year ended September 30, 2005, no purchase was made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities and Exchange Act of 1934, of shares or other units of any class of our equity securities that is registered by us pursuant to section 12 of that Act.

Recent Sales of Unregistered Equity Securities

The following information relates to equity securities we sold during the fiscal year ended September 30, 2005 that were not registered under the Securities Act of 1933.  We have not included certain sales that have been previously reported by us in a Current Report on Form 8-K or a Quarterly Report on Form 10-QSB.

On October 1, 2004, we granted options to purchase 624,167 shares of common stock to the nine directors of McKenzie Bay International Ltd., the five directors of Lac Doré Mining, Inc. and the four directors of DERMOND, INC in exchange for services rendered.  The options are exercisable until September 30, 2114 at $1.35 per share.

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

On May 27, 2005, we issued 13,258 shares of common stock to an individual in exchange for the cancellation of his right to require us to repurchase an aggregate of 5,000 shares of our common stock from him at $3.25 per share.

On April 1, 2005, we granted options to purchase 150,000 shares of common stock to a new employee in exchange for services to be rendered.  The options are exercisable until March 31, 2015, beginning with 50,000 vesting after 1 year, 50,000 after 2 years and 50,000 after 3 years, at $1 per share.

On April 14, 2005, we granted options to purchase 150,000 shares of common stock to a new employee in exchange for services to be rendered.  The options are exercisable until April 13, 2015, beginning with 50,000 vesting after 1 year, 50,000 after 2 years and 50,000 after 3 years, at $0.97 per share.

On July 1, 2005, we granted options to purchase 37,500 shares of common stock to one individual in exchange for investor-relations services.  The options are exercisable until June 30, 2007 at $0.67 per share.

On August 2, 2005, we sold 366,667 shares of common stock and 183,334 warrants for the purchase of a like number of shares to 2 private investors, for approximately $220,000. The warrants and options are exercisable until August 1, 2008 at $1.25 per share.

On August 15, 2005, we sold 166,667 shares of common stock and 83,334 warrants for the purchase of a like number of shares to 2 private investors, for approximately $100,000. The warrants and options are exercisable until August 14, 2008 at $1.25 per share.

On August 26, 2005, we issued 57,500 shares of common stock to an account creditor in exchange for cancellation of indebtedness of approximately $37,243.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

WindStor

With adequate funding, we intend to begin rollout of WindStor®, a “Green Energy” electricity management system that is intended to provide customers with electricity at fixed, long-term, rates by generating electricity at the customer’s location with a WindStor Wind Turbine “WWT”, designed by Dermond, Inc., and distributed via our proprietary “System Integrator” (collectively, “WindStor”). We believe the planned markets for WindStor exist in adequate size to provide the opportunity for penetration of our products leading to profitable operations.  Because WindStor components and systems are in the design stage and only a working prototype has been built, there can be no assurance that the technology will work as expected or that any WindStor will perform to the extent that we anticipate or will be commercially viable.

We are focused on selling WindStor to investor/buyers, with the intention of operating, servicing and maintaining the WindStor systems and acquiring them back at some point in the future.  This structure is dependent upon our identifying one or more investors interested in owning the WindStor systems and relying upon our operation and sale of generated electricity from the WWTs as the primary source of revenue.  Various tax and other economic conditions make this early rollout structure most advantageous for us.

Since October 30, 2004, we have been testing a 100 kilowatt (kW) WWT prototype at the Université du Québec en Abitibi-Témiscamingue, in Rouyn-Noranda, Québec Canada, our long term research and development site.  We are completing engineering of a 200 kW WWT that is the planned configuration for our commercial device.

We intend to configure WindStor systems as “Projects.”  WindStor system(s) within a Project will be built according to the electricity power needs of the user.  A wide variety of Project configurations are expected.  For example, one Project installation may require a single 200 kW WWT,  a System Integrator and other components and costs to install the system; while another WindStor Project may require multiple WWTs and a System Integrator.  Consequently, WindStor Projects will have different installed costs and performance matrices.

We plan to sell and operate the WindStor systems which may be installed in customers’ locations.  Our plan is that a McKenzie Bay company will operate and maintain the Projects for the Project owner over a period of time, to be determined, after which we anticipate that we will acquire the Project.  Our proposed financing structure is based in large part upon the tax advantages currently available for wind turbines.  There can be no assurances that we will be successful in obtaining the financing planned or that the tax incentives will continue or change in the future.

We have formed WindStor Power Co. (WPC) as a wholly owned subsidiary of McKenzie Bay International Ltd., to conduct the marketing, WindStor system assembly and installation coordination, and system operation and administration of each WindStor Project.  To the extent that funding becomes available, WPC will be funded by McKenzie Bay International Ltd. initially, with expectations that revenues from WindStor Projects will exceed the costs of Project operations and allow WPC to fund ongoing Project development.

We have entered into three Power Purchase Agreements for commercial installations of WindStor, dependent upon satisfactory testing of wind power at the respective locations to provide sufficient electricity production from a WWT and other conditions to allow for the installation of an economically feasible WindStor facility.  While wind testing is being conducted, zoning, permitting and site location issues will be addressed.  If wind power is sufficient, all regulatory issues are resolved, site plans are approved, we are able to obtain adequate financial resources, we successfully obtain working prototypes and pricing terms are agreed upon by prospective customers, we intend to begin to install WindStor systems.  The agreements are not binding on the other parties.

Our anticipated near term allocation of funding is as follows, if we are able to obtain the funds:

       USE

AMOUNT

      TIME FRAME

Design & Engineering Completion

$   300,000

2 months

Three 200 kW WWT Fabrications

$1,350,000

5 months

Installation and Commissioning

    $  260,000

   1 month

If we are successful in obtaining funds to be utilized in connection with WindStor, in addition to the near term allocation described above, we intend to allocate them as follows (based on the maximum amount of funds received):

Marketing of WWTs and WindStor	$3,000,000
Repayment of promissory notes and other corporate purposes	$7,000,000
TOTAL	$10,000,000

Lac Doré Mining Inc.

We have decided to seek a buyer or strategic partner to take over the Lac Doré project.  We believe our managerial and financial focus will be better directed at commercializing WindStor.  We have hired an investment banking firm to assist us with a divestiture of Lac Doré.

If we are unsuccessful in identifying a buyer or strategic partner for Lac Doré, we intend to maintain the claims and will reevaluate our options.

Cash Requirements for 2006 Fiscal Year Administrative Costs

To date our activities have been funded primarily through the sale of securities and financial assistance from Canadian governmental agencies in the form of loans and grants. As noted above, we must obtain substantial additional capital to engage in our proposed business.

Our cash requirements for administrative costs for the fiscal year ending September 30, 2006 (including direct support of subsidiary operations) follows:

Use	Amount
Employee salaries	$1,356,810
Professional costs (includes consultants, outside accountants, independent auditors and legal counsel)	$628,580
General and administrative (includes lease obligations, travel and other administrative costs)	$998,407

Neither we nor our subsidiaries will be able to continue commercial or administrative functions for more than a few months unless substantial additional funding becomes available.

As stated in the notes to our consolidated financial statements, because we have suffered recurring losses and a have a deficiency in net assets and working capital, there is substantial doubt about our ability to continue as a going concern.  Our auditors have included a statement to that effect in their report dated December 20, 2005.

We cannot be sure that we will be able to obtain adequate financing from outside sources to fund our proposed operations.  If we are unable to obtain the necessary funding, we will not be able to continue to operate.

Additional Employees

We will need to add a number of employees in anticipation of successful WWT and WindStor prototype testing.  Additions include, project managers, mechanical, aeronautic and electrical engineers and administrative personnel.  We recently hired a president and project manager, to direct the business and oversee vendor relationships and WindStor Power Co. installations, respectively.  WindStor Power Co. and McKenzie Bay International, Ltd. intend to add administrative personnel, including a controller. WindStor Power Co. is a wholly owned subsidiary of McKenzie Bay International, Ltd.

Item 7.

Financial Statements.

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.

Controls and Procedures.

(a)

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

No information is required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB which has not been reported.

Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers and Significant Employees

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

NAME	AGE	POSITIONS
Gregory N. Bakeman	50	President,CEO, CFO,Treasurer and director
Gary L. Westerholm	61	Chairman of the Board of Directors
Donald C. Harms	64	Secretary, General Counsel and director,
William H. Damon III	52	Director
Anand Gangadharan	42	Director
Rocco J. Martino	51	Director
Stephen D. McCormick	60	Director
John A. Popp	69	Director
John W. Sawarin	71	Vice President – Marketing and Director
Doris F. Galvin	51	President of WindStor Power Co.
Jonathan C. Hintz	46	Vice President of Operations of WindStor Power Co.
Jacquelin Dery	65	President and director of Dermond, Inc.
Michel Garon	54	General Manager of Lac Doré Mining Inc.
Laurent B. Mondou	65	Vice President and director of Dermond, Inc.

Gregory N. Bakeman has been a director since 2001 and has served as Chief Financial Officer since February 2001 and Treasurer since December 2001.  In October 2005, Mr. Bakeman also became our President and Chief Executive Officer.  Mr. Bakeman is also the Chief Financial Officer of and a director of each of our subsidiaries. From 1999 to 2000, Mr. Bakeman served as Chief Financial Officer of Micro-C Technologies, Inc., a manufacturer of computer chip production equipment. From 1997 to 1999, Mr. Bakeman was a Vice President in the Investment Banking Department of First of Michigan Corporation (now part of Oppenheimer & Co.).  On December 30, 2005, McKenzie Bay International, Ltd. was approximately $113,000 in arrears in the payment of Mr. Bakeman’s salary.  Mr. Bakeman’s current term as an executive officer expires in March 2009.

Gary L. Westerholm has been a director since 1999 and was our President and Chief Executive Officer since that time and until October 2005 when he became Chairman of the Board of Directors.  Mr. Westerholm is also a director of each of our subsidiaries. On December 30, 2005, McKenzie Bay International, Ltd. was approximately $138,000 in arrears in the payment of Mr. Westerholm’s salary.    Mr. Westerholm’s current employment agreement expires in March 2007.

Donald C. Harms has been a director since November 12, 2002, Secretary since June 2004 and our full time General Counsel since April 2005. Mr. Harms is also the secretary of WindStor Power Co.  Prior to April 2005 and since 1973, Mr. Harms was a principal of Larson, Harms & Bibeau, P.C., a law firm located in Farmington Hills, Michigan. Mr. Harms has served as our outside general counsel from April 1999 until April 2005.  On December 30, 2005, McKenzie Bay International, Ltd. was approximately $73,000 in arrears in the payment of Mr. Harms’ salary.   Mr. Harms’ current term as an executive officer expires in April 2008.

William H. Damon III, P.E., has been a director since May 2005.  Mr. Damon has been the CEO of Cummins + Bernard, Inc. (electrical, mechanical and structural engineering consultants) since 2002, and COO/President since 1995, responsible for strategic development and consulting to corporate clients.  Prior to joining Cummins + Barnard in 1990, his experience included positions with an independent energy development company, a large international consulting engineering firm, as well as a major Midwestern investor-owned utility.  Mr. Damon has served in a senior consulting position on major power plant renovations and unit additions, and has participated in cogeneration projects ranging from 2400 kW landfill gas facilities utilizing reciprocating engine designs to 650+ MW merchant plant designs incorporating both frame and aero-derivative gas turbine technologies.  Mr. Damon holds a degree in Mechanical Engineering from Michigan State University.

Anand Gangadharan, has been a director since May 2005.  Mr. Gangadharan has been the President of NOVI Energy, a company focused on serving industrial and large commercial customers with energy management and energy infrastructure development and implementation services, since 2002.  From 1999 until 2002, Mr. Gangadharan was an Executive Manager for CMS Enterprises, a wholly owned subsidiary of CMS Energy, where he headed up the CMS

New Tech Division and had P&L responsibilities for CMS Distributed Power and CMS Micro Power Systems.  Prior to his time with CMS, he held executive positions at PacifiCorp.    Mr. Gangadharan has graduate degrees in Nuclear Engineering and Physics from Texas A&M University and the University of Madras, India, respectively.  He has authored and presented several papers at international forums.

Rocco J. Martino has been a director since 1999. Since 1989, Mr. Martino, a certified public accountant, has been a partner with LaSalle Capital Group, L.P. or its predecessor, a private equity group.

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

John A. Popp has been a director since May 2004.  In 1977, Mr. Popp established MAP Mechanical Contractors, Inc. and was its president and chairman of the board until 1999.  He remains its board chairman.

John W. Sawarin has been a director since 1999 and served as Secretary from 1999 until 2004, Treasurer from 1999 to March 2002 and Vice President-Marketing from January 2003 until September 30, 2005 when he retired.  A deferred compensation payment, as part of his retirement agreement, will pay $4,600 per month for 28 months beginning October 1, 2005.

Doris F. Galvin has been President of WindStor Power Co. since April 2005 and was a director of McKenzie Bay International, Ltd. from February 2004 to May 2005.   From July 2004 until April 2005, Ms. Galvin was Senior Vice President-Corporate Development of Semco Energy, Inc., a gas distribution company.  For approximately 2½ years prior to that time, Ms. Galvin was self employed as a consultant. From 1979 to 2002, Ms. Galvin was employed by CMS Energy, holding numerous positions with that company, including Vice President & Treasurer, and leaving the company as Senior Vice President-Global Development. CMS Energy is a utility holding company.  On December 30, 2005, WindStor Power Co. was approximately $85,000 in arrears in the payment of Ms. Galvin’s salary.

Jonathan C. Hintz has been the Vice President of Operations for WindStor Power Co. since January 2005.  Prior thereto and since August 2004, Mr. Hintz was a Senior Project Manager of WindStor Power Co. Mr. Hintz brings more than 15 years of general and project management, engineering and quality control expertise from highly technical environments to WindStor Power Co.  From 2003, until joining WindStor Power Co., Mr. Hintz was Senior Systems Engineer with The Benman Companies.  From 1999 until 2003, Mr. Hintz was a Vice President of Technical Operations with Capricorn Diversified Systems and from 1993 until 1999 he was an Engineering Manager and Area Office Manager with Clover Technologies (a wholly owned company of Ameritech).

Jacquelin Dery has been an executive officer and director of Dermond since 1996. He is a Professional Engineer, educated at École Polytechnique, University of Montreal, with a degree in Electrical Engineering. In 1996 he co-formed Dermond to improve existing Vertical Axis Wind Turbine technology to fulfill the specific needs of isolated diesel driven electrical grids. From 1974-1996 he worked for Hydro-Quebec, where he was responsible for overall management of a $140 million project to build a new 70 MW diesel driven power plant; provided technical direction over conceptual engineering, detail engineering, installation and testing of a $28 million project for a new type of 4 MW, vertical axis wind power generator; and provided direction of a technical study aimed at replacing a 10 MW emergency diesel power plant in the Gentilly nuclear facility. Prior to joining Hydro-Quebec, from 1971-1974 he worked for Sonatrach, Skikda, Algeria where he implemented a maintenance management system in a newly built Natural Gas Liquefaction plant. From 1968-1971, he worked for the Atomic Energy of Canada Ltd, Whiteshell Nuclear Research Establishment, Pinawa, Manitoba, Canada, where he performed conceptual studies and direction of detail engineering for installing experimental research loops at the Nuclear Research Establishment, including in-core nuclear reactor experimental loops. Mr. Dery is a Member of “Ordre des Ingénieurs du Québec.” On December 30, 2005, Dermond was approximately $9,500 in arrears in the payment of Mr. Dery’s salary.

Michel Garon has been Project Manager of Dermond, Inc. since November 2004.  Mr. Garon is also President of Lac Doré Mining Inc. (January 2005) and has been General Manager of Lac Doré Mining Inc. since November 2002.  Because Lac Doré Mining Inc. has not begun development, Mr. Garon’s time was available to assist Dermond Inc.  Approximately 57% of Mr. Garon's salary is paid by Dermond Inc., the remainder is paid by Lac Doré Mining Inc.  Mr. Garon’s career has been in mining, performing a variety of management functions for more than 20 years. From 1995 until joining Lac Doré Inc. as General Manager in November 2002, Mr. Garon was General Manager for Noranda’s Matagami Mine, in charge of two underground mining operations (annual operating budget - $35 million), including a concentrator and all the ancillary services. He was also responsible for the construction and development of a new underground operation (investment - $85 million). He was Vice President of smelting operations for the Brunswick Mining and Smelting Corporation Ltd in New Brunswick; Manager of the Opemiska Division of Minnova Inc. including three underground mines, a concentrator and all the ancillary services; and was superintendent of several operations from 1981 – 1987. Mr. Garon has a Master in Applied Sciences, École Polytechnique of Montreal, 1976 and Bachelor in Applied Sciences, Mining Engineering, École Polytechnique of Montreal, 1975.  On December 30, 2005, Dermond Inc. and Lac Doré Mining Inc. were approximately $60,200 in arrears in the payment of Mr. Garon’s salary.

Laurent B. Mondou has been Vice President and director of Dermond since 1996. He is a Professional Engineer, educated at École Polytechnique, University of Montreal with a degree in Civil Engineering, and École des Hautes Etudes Commerciales, University of Montreal, Montreal, Quebec, Canada where he has a degree in Business Administration. In 1996 he co-formed Dermond. From 1995-1996 and 1990-1991, he worked for Kamyr Enterprises Inc. where he prepared market studies, a 3-year strategic plan, project proposals and was the contact for senior executives in pulp and paper industries and government authorities. From 1993 to 1994, he worked for gestion Lehoux et Tremblay inc. where he provided engineering for revamping power and pulp and paper plants, prepared studies on cogeneration plants and construction expertise. From 1991 to 1992 he worked for Arno Electric Ltd. where he developed a mechanical and piping division for industrial sectors, including aluminum, pulp and paper, hydraulic power, electrical substations and cogeneration. From 1989 to 1990, he worked for Dominion Bridge where he developed a mechanical and piping division for industrial sectors including aluminum, pulp and paper, hydraulic power, electrical substations, cogeneration, refinery and metallurgy. From 1974 to 1989, he worked for BG Checo International Ltd. where he led business development for industrial projects such as petro-chemistry, pulp and paper, metallurgy and oil rigs.  From 1963-1973 he provided construction management on industrial projects for SNC Inc. Mr. Mondou is a Member of “Ordre des Ingénieurs du Québec.” December 30, 2005, Dermond was approximately $9,500 in arrears in the payment of Mr. Mondou’s salary.

Mr. Martino is an audit committee financial expert serving on the audit committee of our Board of Directors. Mr. Martino is “independent” as that term is used in Schedule 14A under the Securities Exchange Act of 1934.

There are no family relationships among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

There have been no material changes to the procedures by which security holders recommend nominees to our Board of Directors implemented after we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A or this Item 9.

We have a Code of Ethics Policy that was previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference as Exhibit 14.1.

Item 10.

Executive Compensation

Summary Compensation Table

The following table discloses all plan and non-plan compensation awarded to, earned by, or paid to the following for all services rendered in all capacities to us and our subsidiaries: (a) all individuals serving as our chief executive officer (CEO) or acting in a similar capacity during the fiscal year ended September 30, 2005, regardless of compensation level and (b) our four most highly compensated executive officers other than the CEO who were serving as executive officers at September 30, 2005 and whose total annual salary and bonus, as so determined, was in excess of $100,000; (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) of this paragraph but for the fact that the individual was not serving as an executive officer of us at September 30, 2005 and whose total annual salary and bonus, as so determined, was in excess of $100,000 (the “Named Executive Officers”):

		Annual Compensation	Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Securities Underlying Options (shares of common stock)
Gregory N. Bakeman, President, CEO, Treasurer and CFO	2005 2004 2003	$200,000 $115,500 $110,250	250,000 shares 100,000 shares 200,000 shares
Gary L. Westerholm, Chairman of the Board of Directors, President and CEO	2005 2004 2003	$225,000 $121,000 $115,500	250,000 shares 100,000 shares 200,000 shares

The aggregate amount of any perquisites and other personal benefits, securities or property paid or given by us to any of the Named Executive Officers in any of the fiscal years set forth above was less than 10% of the total of annual salary of the respective Named Executive Officer.

During the fiscal year ended September 30, 2005, we did not adjust or amend the exercise price of stock options previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants, or any other means.

Option Grants Table

The following table provides certain information concerning individual grants of stock options made during the fiscal year ended September 30, 2005 to each of the Named Executive Officers:

Option Grants in Fiscal Year Ended September 30, 2005
Individual Grants
Name	Number of Securities Underlying Options (shares of common stock)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Gregory N. Bakeman	100,000 150,000	20.2%	$1.35 $1.22	9/30/2014 12/5/2014
Gary L. Westerholm	100,000 150,000	20.2%	$1.35 $1.35	9/30/2014 12/5/2009

In April 2005, we issued options to Donald C. Harms and Doris F. Galvin for the purchase of 150,000 shares, each.  The exercise price was $1.00 per share for Mr. Harms and $0.97 per share for Ms. Galvin which represented the respective market prices per share on the dates of grant.  One-third of the option amount of shares became immediately exercisable when the options were granted.  An additional one-third may be acquired by them in or after April 2006 and the remaining shares may be acquired by them in or after April  2007.  Mr. Harms’ option expires on March 31, 2015 and Ms. Galvin’s option expires on April 13, 2015.

We have never granted any stock appreciation rights to the Named Executive Officers and during the fiscal year ended September 30, 2005 we did not reprice any options previously granted to them.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides certain information concerning each exercise of stock options during the fiscal year ended September 30, 2005 by each of the Named Executive Officers and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options at FY-End (shares of common stock) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/ at FY-End Exercisable/Unexercisable
Gregory N. Bakeman	-0-	-0-	705,000 /100,000	0 / 0
Gary L. Westerholm	-0-	-0-	1,180,000 /100,000	0 / 0

An option is considered “in the money” for purposes of the table if its exercise price was lower than $0.96, the market value of a share of our common stock on September 30, 2005.

Long-Term Incentive Plans - Awards in Last Fiscal Year

We made no awards to a Named Executive Officer in the fiscal year ended September 30, 2004 under any Long-Term Incentive Plans other than as set forth in the Option Grants Table above.

Compensation of Directors

In past years, at the beginning of each of our fiscal years, each of our directors received a 10-year option for the purchase of 50,000 shares of our common stock, exercisable at the fair market value of the shares on the first trading day of October in each year. A director who served on the Board of Directors for less than an entire fiscal year was granted an option to purchase a pro-rata number of shares. The options were fully vested upon grant.

Because of the Company’s financial condition, a final decision regarding the amount and means of compensating the directors for service during the fiscal year ending September 30, 2005 has been deferred.  The Board of Directors intends to take action on this issue at its meeting to be held in February, 2006. By previous Board of Directors action, effective December 2004, each of the independent members of our Board of Directors is to receive cash compensation at the annual rate of $10,000 to accrue and to be paid when the Board of Directors determines that there are sufficient funds.

We have no other arrangements pursuant to which any of our directors were compensated during the fiscal year ended September 30, 2005 or are expected to be compensated in the future for any service provided as a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

On December 12, 2005, we agreed to extend employment agreements with each of Messrs., Bakeman and Westerholm pursuant to which they will serve as an executive officer and an employee and receive annual base compensation of $200,000 and $225,000, respectively. We have agreed to review the compensation annually during the last month of each fiscal year and to grant increases in compensation which will be effective on the first day of the immediately following calendar year, based upon the respective employee’s performance, scope of responsibility assumed, compensation paid to similar employees in similar companies and such other factors as may guide us in setting reasonable compensation. Unless sooner terminated as provided for in the agreements, the terms of employment continue until April 1, 2007 for Mr. Westerholm and ,April 1, 2009 for Mr. Bakeman provided, however, that such terms shall automatically be extended for additional periods of twelve months each unless we give notice, not less than three months prior to the expiration of the term, including any extensions, of the termination of the employment effective as of the next succeeding anniversary date of the expiration of the term or any extension. Each employee has the right to participate in all senior executive benefit, bonus and/or stock option plans we maintain and are available to our senior executive officers generally. In the event of the termination of an employee’s employment as a result of disability, we will pay him an amount equal to his base annual salary less any credit for sick pay or other benefits received by him deriving from any private medical insurance or other similar arrangements entered into by us. Each of the employees may voluntarily terminate his employment with us at any time on at least 30 days prior written notice to us and shall then be entitled to receive his base salary until the date his employment terminates and certain other benefits. If there should be (a) a sale of substantially all our assets; (b) a merger, amalgamation or consolidation of us to form a new entity; or (c) a change in control of us and as a result an employee’s employment is terminated but the acquirer or the new entity, as the case may be, offers the employee employment on terms and conditions that are essentially the same or better than those provided under his respective employment agreement, and if the employee refuses that offer, the employee will not be entitled to any compensation under his employment agreement. If, however, upon any of such three events the employee is not offered employment by the acquirer or new entity, then the employee shall be entitled to receive his annual salary for a period of three years from the termination and any accrued but unpaid vacation pay. All other benefits the employee may have under the senior executive benefit bonus and/or stock option plans and programs of the employer shall be determined in accordance with the terms and conditions of such plans and programs. If we breach any provision of an employee’s employment agreement and such breach is not cured by us within 15 days after receipt of written notice of the breach, the employee shall be entitled to receive his base salary for a period of three years and all other rights and benefits the employee may have under our senior executive benefit, bonus and/or stock option plans and programs shall be determined in accordance with the terms and conditions of such plans and programs. We are in breach of each of the employment agreements because we have not paid the required salaries. On December 30, 2005, we were in arrears in salary payments under the employment agreements to Messrs. Bakeman and Westerholm, in the amounts of approximately $113,000 and $138,000, respectively.  We have not received written notice of the breaches from any of our executive officers.

In April 2005 Donald C. Harms and Doris F. Galvin became our General counsel and President of WindStor Power Co., respectively.  Pursuant to three-year contracts under which Mr. Harms will receive an annual base salary of $175,000 and Ms. Galvin an annual base salary of

$225,000, the other terms of the contract will be substantially the same as those of the contracts with our other executive officers.  On December 30, 2005, we were in arrears in salary payments under the employment agreements with Mr. Harms in the amount of approximately $73,000 and Ms. Galvin in the amount of approximately $85,000.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to our response to Item 5(d) above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 30, 2005 with respect to any person (including any “group”) who is known to us to be the beneficial owner of more than 5% of any class of our common stock and as to each class of our equity securities beneficially owned by our directors and directors and officers as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Approximate Percent of Class
Gary L. Westerholm 3362 Moraine Drive Brighton, Michigan 48114	5,468,500 shares (3)	13.5%
John W. Sawarin 143 Windsor Ave. London, Ontario, Canada N6C 2A1	2,415,800 shares (4)	6.0%
Stephen D. and Karen A. McCormick PO Box 1254 Bismarck, ND 58502	9,655,049 shares (5)	23.8%
Gregory N. Bakeman 975 Spaulding Avenue SE Grand Rapids, Michigan 49546	768,700 shares (6)	1.9%
Rocco J. Martino 1468 Gary Wood Drive Bass Ridge, Illinois 60527	1,144,699 shares (7)	2.8%

Donald C. Harms 37899 Twelve Mile Road Farmington Hills, Michigan 48331	248,918 (8)	(9)
John A. Popp PO Box 2917 Midland, MI 48640	1,295,575 shares (10)	3.2%
William H. Damon III 2529 Thornapple Drive Ann Arbor, MI 48103	-0- shares	(9)
Anand Gangadharan 23390 Winnsborough Drive Novi, MI 48337	-0- shares	(9)
Officers and directors as a group (9 persons)	20,997,241 shares (11)	51.7%

(1)

Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(3)

Includes (a) 200,000 shares owned by Mr. Westerholm’s spouse, (b) 87,500 shares owned by Mr. Westerholm’s son who resides in his household, (c) 3,923,900 shares held by the Westerholm Family Living Trust as to which Mr. Westerholm and his spouse are co-trustees and (d) 1,230,000 shares that can be acquired by Mr. Westerholm upon exercise of options and warrants.  Does not include 50,000 shares that can be acquired by Mr. Westerholm upon exercise of options that are not exercisable within 60 days of the date hereof.

(4)

 Includes (a) 700,800 shares owned by Mr. Sawarin’s spouse, (b) 855,000 shares that can be acquired by Mr. Sawarin upon exercise of options, and (c) 60,000 shares that can be acquired by Mr. Sawarin’s spouse upon exercise of options.

(5)

Includes (a) 2,170,018 shares owned jointly by Mr. McCormick and his spouse, (b) 938,063 shares owned by a company of which Mr. McCormick is an affiliate and (c) 6,350,001 shares that can be acquired by Mr. McCormick upon exercise of warrants and options.

(6)

Includes (a) 500 shares owned by Mr. Bakeman’s spouse, (b) 700 shares owned by Mr. Bakeman’s minor children, and (c) 755,000 shares that can be acquired by Mr. Bakeman upon exercise of options.  Does not include 50,000 shares that can be acquired by Mr. Bakeman upon exercise of options and warrants that are not exercisable within 60 days of the date hereof.

(7)

Represents (a) 726,722 shares owned by Martino Investment Partners, the general partners of which are Mr. Martino and his spouse, (b) 290,000 shares that can be acquired by Mr. Martino upon exercise of options and (c) 127,977 shares that can be acquired upon exercise of warrants.

(8)

 Represents (a) 55,168 shares owned by Harms Family Living Trust, the sole beneficiaries and co-trustees of which are Mr. Harms and his spouse and (b) 193,750 shares that can be acquired by Mr. Harms upon exercise of options.  Does not include 100,000 shares that can be acquired by Mr. Harms upon exercise of options and warrants that are not exercisable within 60 days of the date hereof.

(9)  Less than 1%.

(10)

Represents (a) an aggregate of 383,085 shares held by Mr. Popp and his Individual Retirement Accounts. (b) 19,990 shares owned by Mr. Popp’s spouse, (c) 328,900 shares owned by MAP Mechanical Contractors, Inc. of which Mr. Popp is an affiliate, (d) 299,900 shares owned by MAP Mechanical Contractors, Inc. Profit Sharing Plan, (e) 206,700 shares owned by MAP Mechanical Contractors, Inc. Pension Plan and (f) 57,000 shares that can be acquired by Mr. Popp upon exercise of options.

(11)See notes above.

Item 12.

Certain Relationships and Related Transactions.

Other than as otherwise set forth in this Annual Report, during the last two years there have been no transactions, or are there any proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions does not exceed $60,000

•

Any of our directors or executive officers;

•

Any nominee for election as a director;

•

Any security holder named in this Annual Report as beneficially owning more than 5% of our outstanding common stock; and

•

Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the above persons.

Prior to April 2005, we had retained the law firm of Larson, Harms & Bibeau, P.C. to perform certain legal services for us. From December 1, 2003 until March 31, 2005, we incurred legal fees and expenses with such firm of approximately $200,000.  Donald C. Harms was a principal of Larson, Harms & Bibeau, P.C. until April 1, 2005.

On April 29, 2004, companies which are affiliates of John Popp exercised previously issued options for the purchase of 158,100 shares of our common stock at $2.00 per share.

In April 2005, Doris Galvin became the President of WindStor Power Co., pursuant to a three-year contract under which she will receive an annual base salary of $225,000.  The other terms of the contract are substantially the same as those of the contracts with our executive officers.  Ms. Galvin also received an option for the purchase of 150,000 shares similar to the option granted to Messrs. Bakeman and Harms as described above. The per share exercise price of Ms. Galvan's option is $0.97 per share, the market value of our shares on the day that Ms. Galvin's employment began and she was issued the option.  At the time that Ms. Galvin became the President of WindStor Power Co., she was a member of our Board of Directors.

In August 2005, Rocco J. Martino and Stephen D. McCormick each purchased from us 166,667 shares of our common stock and warrants for the purchase of 83,334 shares of common stock at an exercise price of $1.25 per share. The warrants expire in August 2008.  Each of them paid us a  total purchase price of $100,000.

On August 1, 2005, the president of the Company agreed to loan up to $250,000 to the Company pursuant to a 3.58% promissory note issued to him by the Company.  $22,600 of the agreed amount was loaned and is outstanding as of September 30, 2005.  The balance has been settled by issuance of 22,600 shares on October 21, 2005.

On September 29, 2005, a director of the Company loaned $50,000 to the Company pursuant to 10% promissory note issued to him by the Company.  The balance including interest accrued, has been repaid on October 21, 2005.

Item 13.

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
4.5

Form of Subscription Agreement. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.  Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period year ended June 30, 2004 and hereby incorporated by reference.

4.6

Promissory Note and Warrant issued on August 13, 2004, letter of August 16, 2004 amending certain terms and “Debenture” setting forth certain terms.  Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 and hereby incorporated by reference.

4.7

Promissory Note and Warrant issued on September 7, 2004 and “Debenture” setting forth certain terms.  Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 and hereby incorporated by reference.

4.8

Form of Debenture dated July 14, 2005 payable to Centre local de développement MRC Rouyn-Noranda and related Loan Agreement, Suretyship and form of warrant.  Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form SB-2, file number 333-119493 and hereby incorporated by reference.

4.9	Form of Promissory Note issued to Gary L. Westerholm. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.
4.10

Form of Secured Convertible Debentures issued to Cornell Capital Partners, LP.  Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

4.11	Form of warrants issued to Cornell Capital Partners, LP. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.
10.1

Employment Agreement between Experts Conseils Dermond Inc. and Jacquelin Dery, dated February 12, 2002.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference. *

10.2

Royalty Agreement between McKenzie Bay International, Ltd. and Jacquelin Dery as of February 12, 2002.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference. *

10.3

Employment Agreement between Experts Conseils Dermond Inc. and Lauren Mondou, dated February 12, 2002. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference. *

10.4

Royalty Agreement between McKenzie Bay International, Ltd. and Lauren Mondou as of February 12, 2002.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference.  *

10.5

Employment Agreement between McKenzie Bay Resources, Ltd. and Michel Garon, dated November 1, 2002.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference. *

10.6	2001 Employee Non-qualified Stock Option Plan. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference. *
10.7

Amended 2001 Directors Non-qualified Stock Option Plan.  Previously filed as an exhibit to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference. *

10.8	2001 Employee Incentive Stock Option Plan. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and incorporated herein by reference. *
10.9

Employment Agreement dated March 21, 2003 between Gary L. Westerholm and McKenzie Bay International, Ltd.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference. *

10.10

Employment Agreement dated March 21, 2003 between Gregory N. Bakeman and McKenzie Bay International, Ltd.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference. *

10.11

Employment Agreement dated March 21, 2003 between John W. Sawarin and McKenzie Bay International, Ltd.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference. *

10.12

Consulting Agreement as of February 15, 2003 between McKenzie Bay Resources, Inc.(now known as Lac Doré Mining Inc.) and Savanco, (Pty) Ltd, incorporated.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.13

Agreement of August 19, 2003 between McKenzie Bay International, Ltd. Resources, Inc. and Yes International Inc.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.14

Standby Equity Distribution Agreement as of April 6, 2004 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.15

Registration Rights Agreement as of April 6, 2004 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.16

Placement Agent Agreement as of April 6, 2004 between McKenzie Bay International, Ltd. and Spencer Clarke LLC.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.17

Escrow Agreement as of April 6, 2004 between McKenzie Bay International, Ltd., and Butler Gonzalez LLP.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.

10.18

Agreement of June 2004 between Dermond Inc. and Université du Québec en Abitibi-Témiscamingue. Previously filed as an exhibit to Amendment No. 1 to our registration statement on Form SB-2, file number 333-119493, and hereby incorporated by reference.

10.19

Form of Promissory Notes issued to Cornell Capital Partners, LP.   Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, and incorporated herein by reference.

10.20

Consulting Services Agreement of January 10, 2005 between McKenzie Bay International, Ltd. And Stone Street Advisors, LLC.  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, and incorporated herein by reference.

10.21

Employment Agreement dated as of June 28, 2005 between Doris F. Galvin and WindStor Power Co.  Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form SB-2, file number 333-119493, and hereby incorporated by reference. *

10.22

Employment Agreement dated as of April 1, 2005 between Donald C. Harms and McKenzie Bay International, Ltd.  Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form SB-2, file number 333-119493, and hereby incorporated by reference. *

10.23

Agreement of July 7, 2005 between McKenzie Bay International, Ltd., and Brooks, Houghton & Company, Inc.  Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form 2, file number 333-119493, and hereby incorporated by reference.

10.24	Form of Power Purchase Agreement. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.
10.25

Securities Purchase Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.26

Investor Registration Rights Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.27

Pledge And Escrow Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP, David Gonzalez, Esq. and McKenzie Bay International, Ltd.  Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.28	Employment Agreement dated December 22, 2005 between Gary L. Westerholm and McKenzie Bay International, Ltd. * ++
10.29	Employment Agreement dated December 22, 2005 between Gregory N. Bakeman and McKenzie Bay International, Ltd.* ++
31.1	Rule 13a-14(a) Certification of Gregory N. Bakeman. ++

32.1	Section 1350 Certification of Gregory N. Bakeman. ++
14.1	Code of Ethics. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.
21.1	Subsidiaries. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, and incorporated herein by reference.
99.1	Lac Doré Preliminary Feasibility Study – Executive Summary. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and hereby incorporated by reference.

*

Management contract or compensatory plan or arrangement.

++

Filed herewith.

Item 14.

Principal Accountant Fee and Services.

Audit Fees

The aggregate fees billed for our fiscal years ended September 30, 2005 and September 30, 2004 for professional services rendered by the principal accountants for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $170,967 and $288,577, respectively.  Our Audit Committee approved 100% of each of the services described in this paragraph in accordance its the procedures described below.

Audit-Related Fees

Nothing was billed in either of our fiscal years ended September 30, 2005 and September 30, 2004 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

The aggregate fees billed in each of in each of our fiscal years ended September 30, 2005 and September 30, 2004 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $11,576 and $10,387, respectively. The nature of the services comprising those fees were tax return preparation and preparation of previous period refund claims.  Our Audit Committee approved 100% of each of the services described in this paragraph in accordance its the procedures described below.

All Other Fees

Nothing was billed in either of our fiscal years ended September 30, 2005 and September 30, 2004 for products and services provided by the principal accountants, other than the services reported above in this Item 14.

Audit Committee Administration of Engagement of Principal Accountants

Before we or any of our subsidiaries engage accountants to render audit or non-audit services, the engagement must be (a) approved by our audit committee or (b) the engagement to render the service is entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service and the audit committee is informed of each service and such policies and procedures do not include delegation of the audit committee’s responsibilities under the Securities Exchange Act of 1934 to management or (c) with respect to the provision of services other than audit, review or attest services the pre-approval requirement is waived if (i)the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the us to our accountants during the fiscal year in which the services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the audit committee and approved prior to the completion of the audit by the audit committee or by one or more members of the audit committee who are members of the board of directors to whom authority to grant such approvals has been delegated by the audit committee.

The policies and procedures utilized by the audit committee in connection with the engagement of accountants consist of matters concerning the relationship between us and our outside auditors, including recommending their appointment or removal; reviewing the scope of their audit services and related fees, as well as any other services being provided to the Company; and determining whether the outside auditors are independent (based in part on the annual letter provided to us pursuant to Independence Standards Board Standard No. 1).

Our Audit Committee approved 100% of each of the above described services in accordance with the above described procedures.

No hours expended on the principal accountant’s engagement to audit our financial statements for the fiscal year ended September 30, 2005, were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12 , 2006	MCKENZIE BAY INTERNATIONAL, LTD. By: /s/ Gregory N. Bakeman Gregory N. Bakeman President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MCKENZIE BAY INTERNATIONAL, LTD.

By: /s/ Gregory N. Bakeman

Gregory N. Bakeman,

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Gregory N. Bakeman Gregory N. Bakeman	President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	January 12, 2006
/s/ William H. Damon III William H. Damon III	Director	January 12, 2006
/s/ Anand Gangadharan Anand Gangadharan	Director	January 12, 2006
/s/ Donald C. Harms Donald C. Harms	Director	January 12, 2006
/s/ Rocco J. Martino Rocco J. Martino	Director	January 12, 2006
/s/ Stephen D. McCormick Stephen D. McCormick	Director	January 12, 2006
/s/ John Popp John Popp	Director	January 12, 2006
/s/ John W. Sawarin John W. Sawarin	Director	January 12, 2006
/s/ Gary L. Westerholm Gary L. Westerholm	Director	January 12, 2006

MCKENZIE BAY INTERNATIONAL, LTD.

(A development-stage company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

McKenzie Bay International, Ltd.

Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of McKenzie Bay International, Ltd. and subsidiaries (a development-stage company) as of September 30, 2005 and 2004, and the related consolidated statements of changes in stockholders’ equity (deficit), loss and comprehensive loss, and cash flows for the years then ended, and for the period from inception on August 23, 1996 to September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKenzie Bay International, Ltd. and subsidiaries as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period from inception on August 23, 1996 to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development-stage enterprise engaged in the development of wind powered alternative energy systems.  As described in Note 2 to the financial statements, the Company has incurred significant losses since inception, and has working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan

December 20, 2005

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 and 2004

ASSETS	2005	2004

Current:
Cash and cash equivalents	$123,221	$562,250
Refundable taxes and other receivables (note 15)	53,396	86,696
Prepaid expenses and deposits	160,920	200,896
Reclamation cash bond (note 3)	41,000	338,685
Deferred issue and finance costs (note 9)	328,750	359,724
Total current assets	707,287	1,548,251
Property and equipment (note 4)	26,551	31,580
Other assets	38,599	35,590
Total assets	$772,437	$1,615,421

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current:
Bank indebtedness (note 15)	$97,720	$102,264
Accounts payable and accrued expenses (note 14)	3,147,469	2,380,916
Loan from directors (note 14)	72,600	-
Convertible promissory notes, net of discount (note 5)	199,052	643,944
Promissory notes (note 6)	1,750,000	-
Current portion of long-term debt (note 7)	354,664	219,740
Reclamation and closure liabilities (note 3)	40,000	350,000
Redeemable common stock (note 8)	-	86,775
Total current liabilities	5,661,505	3,783,639
Long-term debt, less current portion (note 7)	1,087,711	1,084,763
Total liabilities	6,749,216	4,868,402

Commitments and Contingencies

Stockholders’ equity (deficit):
Common stock - $0.001 par value (note 8):
75,000,000 shares authorized,
30,686,376 and 26,407,393 shares issued and outstanding	30,586	26,307
Additional paid in capital	22,245,971	18,946,237
Deficit accumulated during the development stage	(27,597,311)	(21,834,973)
Accumulated other comprehensive income (loss)	(656,025)	(390,552)
Total stockholders’ deficit	(5,976,779)	(3,252,981)
Total liabilities and stockholders’ equity (deficit)	$772,437	$1,615,421

(See accompanying notes to the consolidated financial statements.)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

FROM INCEPTION ON AUGUST 23, 1996 TO SEPTEMBER 30, 2005

	Common stock shares	Common stock amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)

Common shares issued for cash ($0.04 Wt. Avg./share), August 23, 1996	200,000	$ 200	$7,097	$-	$-	$7,297
Common shares issued in exchange of exploration claims and services ($0.04 Wt. Avg./share)	50,000	50	1,774	-	-	1,824
Net loss for the year	-	-	-	(7,116)	-	(7,116)
Change in foreign currency translation adjustment	-	-	-	-	12	12
Balance, September 30, 1996	250,000	250	8,871	(7,116)	12	2,017

Common shares issued for cash ($0.15 Wt. Avg./share)	5,149,560	5,150	748,534	-	-	753,684
Common shares issued in exchange of exploration claims and services ($0.04 Wt. Avg./share)	2,804,540	2,804	114,159	-	-	116,963
Net loss for the year	-	-	-	(816,944)	-	(816,944)
Change in foreign currency translation adjustment	-	-	-	-	(473)	(473)
Balance, September 30, 1997	8,204,100	8,204	871,564	(824,060)	(461)	55,247

Common shares issued for cash ($0.85 Wt. Avg./share)	517,000	517	440,277	-	-	440,794
Common shares issued in exchange of exploration claims and services ($0.04 Wt. Avg./share)	1,105,000	1,105	43,719	-	-	44,824
Net loss for the year	-	-	-	(519,123)	-	(519,123)
Change in foreign currency translation adjustment	-	-	-	-	(3,557)	(3,557)
Balance, September 30, 1998	9,826,100	9,826	1,355,560	(1,343,183)	(4,018)	18,185

Common shares issued for cash ($0.22 Wt. Avg./share)	1,755,744	1,756	381,685	-	-	383,441
Common shares issued in exchange of exploration claims and services ($1.08 Wt. Avg./share)	1,245,000	1,245	1,337,925	-	-	1,339,170
Net loss for the year	-	-	-	(1,608,740)	-	(1,608,740)
Change in foreign currency translation adjustment	-	-	-	-	257	257
Balance, September 30, 1999	12,826,844	12,827	3,075,170	(2,951,923)	(3,761)	132,313

Issuance of redeemable common stock	-	-	(640,075)	-	-	(640,075)
Common shares issued for cash ($0.61 Wt. Avg./share)	1,734,202	1,734	1,054,409	-	-	1,056,143
Common shares issued for services ($0.50 Wt. Avg./share)	42,000	42	20,958	-	-	21,000
Net loss for the year	-	-	-	(830,612)	-	(830,612)
Change in foreign currency translation adjustment	-	-	-	-	(938)	(938)
Balance, September 30, 2000	14,603,046	14,603	3,510,462	(3,782,535)	(4,699)	(262,169)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

FROM INCEPTION ON AUGUST 23, 1996 TO SEPTEMBER 30, 2005

	Common stock shares	Common stock amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)

Balance, September 30, 2000	14,603,046	$ 14,603	$ 3,510,462	$ (3,782,535)	$ (4,699)	$ (262,169)

Issuance of redeemable common stock	-	-	(545,938)	-	-	(545,938)
Common shares issued for cash ($0.84 Wt. Avg./share)	5,734,801	5,730	4,808,462	-	-	4,814,192
Common shares issued for services ($0.88 Wt. Avg./share)	148,928	149	130,207	-	-	130,356
Purchase of common shares for treasury	(79,000)	(79)	(145,174)	-	-	(145,253)
Net loss for the year	-	-	-	(4,933,244)	-	(4,933,244)
Change in foreign currency translation adjustment	-	-	-	-	(12,833)	(12,833)
Unrealized loss on marketable securities	-	-	-	-	(371,735)	(371,735)
Expiration of redemption rights	-	-	12,000	-	-	12,000
Stock options issued for services	-	-	73,085	-	-	73,085
Stock options issued for compensation	-	-	829,500	-	-	829,500
Balance, September 30, 2001	20,407,775	20,403	8,672,604	(8,715,779)	(389,267)	(412,039)

Common shares issued for cash ($0.00 Wt. Avg./share)	-	5	56,920	-	-	56,925
Common shares issued for services ($0.92 Wt. Avg./share)	1,572,053	1,572	1,441,098	-	-	1,442,670
Common shares issued for business acquisition – Dermond Inc. ($1.25 Wt. Avg./share)	100,000	100	124,900	-	-	125,000
Common shares issued for conversion of notes payable ($1.07 Wt. Avg./share)	23,877	24	25,602	-	-	25,626
Common shares issued for exercise of stock options ($0.64 Wt. Avg./share)	25,000	25	16,092	-	-	16,117
Common shares issued for exercise of warrants ($1.23 Wt. Avg./share)	969,935	970	1,191,390	-	-	1,192,360
Purchase of common shares for treasury	(3,000)	(3)	(4,366)	-	-	(4,369)
Net loss for the year	-	-	-	(5,970,574)	-	(5,970,574)
Change in foreign currency translation adjustment	-	-	-	-	40,431	40,431
Reclassification to the consolidated statement of loss of the unrealized loss on marketable securities	-	-	-	-	371,735	371,735
Expiration of redemption rights	-	-	439,659	-	-	439,659
Stock options issued for services	-	-	341,696	-	-	341,696
Stock options issued for compensation	-	-	125,270	-	-	125,270
Balance, September 30, 2002	23,095,640	23,096	12,430,865	(14,686,353)	22,899	(2,209,493)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

FROM INCEPTION ON AUGUST 23, 1996 TO SEPTEMBER 30, 2005

Common stock shares	Common stock amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)

Balance, September 30, 2002	23,095,640	$ 23,096	$12,430,865	$ (14,686,353)	$ 22,899	$(2,209,493)

Commons shares issued for cash ($0.65 Wt. Avg./share)	453,337	453	295,414	-	-	295,867
Common shares issued for exercise of warrants ($0.83 Wt. Avg./share)	661,038	661	551,125	-	-	551,786
Common shares issued for settlement of expenses and accounts payable ($0.83 Wt. Avg./share)	937,943	938	822,053	-	-	822,991
Purchase of common shares for treasury	(10,000)	(10)	(11,290)	-	-	(11,300)
Net loss for the year	-	-	-	(3,692,392)	-	(3,692,392)
Change in foreign currency translation adjustment	-	-	-	-	(247,170)	(247,170)
Expiration of redemption rights	-	-	514,471	-	-	514,471
Stock options issued for services	-	-	63,187	-	-	63,187
Stock options issued for compensation	-	-	290,091	-	-	290,091
Stock options issued for cash	-	-	33,160	-	-	33,160
Stock options issued in lieu of redemption right	-	-	605,210	-	-	605,120
Balance, September 30, 2003	25,137,958	25,138	15,594,286	(18,378,745)	(224,271)	(2,983,592)

Common shares issued for cash ($1.35 Wt. Avg./share)	561,457	561	757,940	-	-	758,501
Common shares issued for exercise of stock options ($1.04 Wt. Avg./share)	58,800	59	60,941	-	-	61,000
Common shares issued for exercise of warrants ($1.80 Wt. Avg./share)	343,700	344	618,056	-	-	618,400
Common shares issued for settlement of expenses and accounts payable ($1.97 Wt. Avg./share)	205,478	205	404,975	-	-	405,180
Unpaid capital stock (note 5)	100,000	-	-	-	-	-
Net loss for the year	-	-	-	(3,456,228)	-	(3,456,228)
Change in foreign currency translation adjustment	-	-	-	-	(166,281)	(166,281)
Expiration of redemption rights (note 8)	-	-	147,301	-	-	147,301
Stock options issued for services	-	-	87,180	-	-	87,180
Stock options issued for compensation	-	-	745,769	-	-	745,769
Fair value of warrants issued in connection with convertible promissory notes (note 5)	-	-	529,789	-	-	529,789
Balance, September 30, 2004	26,407,393	26,307	18,946,237	(21,834,973)	(390,552)	(3,252,981)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

FROM INCEPTION ON AUGUST 23, 1996 TO SEPTEMBER 30, 2005

Common stock shares	Common stock amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)

Balance, September 30, 2004	26,407,393	$ 26,307	$18,946,237	$(21,834,973)	$(390,552)	$(3,252,981)

Common shares issued for cash and other ($0.62 Wt. Avg./share)	2,898,483	2,898	1,168,640	-	-	1,171,538
Common shares issued for settlement of expenses and accounts payable ($1.45 Wt. Avg./share)	277,491	278	403,403	-	-	403,681
Common shares issued for convertible promissory notes ($0.75 Wt. Avg./share)	1,100,009	1,100	823,900	-	-	825,000
Common shares issued for exercise of stock options ($1.00 Wt. Avg./share)	3,000	3	2,997	-	-	3,000
Net loss for the year	-	-	-	(5,762,338)	-	(5,762,338)
Change in foreign currency translation adjustment	-	-	-	-	(265,473)	(265,473)
Stock options issued for services	-	-	15,661	-	-	15,661
Stock options issued for compensation	-	-	8,100	-	-	8,100
Fair value of beneficial conversion feature of convertible promissory notes (2004 issue) (note 5)	-	-	568,661	-	-	568,661
Expiration of redemption rights (note 8)	-	-	54,275	-	-	54,275
Fair value of warrants issued to placement agent in connection with SEDA fees (note 9)	-	-	233,351	-	-	233,351
Fair value of beneficial conversion feature of convertible promissory notes (2005 issue) (note 5)	-	-	20,746	-	-	20,746
Balance, September 30, 2005	30,686,376	$ 30,586	$22,245,971	$(27,597,311)	$ (656,025)	$ (5,976,779)

(See accompanying notes to the consolidated financial statements.)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

YEARS ENDED SEPTEMBER 30, 2005 and 2004

	2005	2004	Cumulative from inception on August 23, 1996 to September 30, 2005

Revenue	$-	$-	$12,825

Expenses:
Mineral properties and exploration activities	290,429	147,586	7,567,800
Research and development, net	1,783,955	649,017	3,089,806
General administration	437,108	336,927	1,926,970
Employee wages and benefits	266,938	79,363	1,447,750
Management wages and benefits	779,929	1,214,608	4,278,805
Professional fees	933,677	678,593	3,216,961
Promotions and travel	233,993	177,654	1,235,248
Depreciation	7,331	15,420	411,593
Other expense (income):
Interest and amortization of debt discounts and finance charges (note 10)	1,538,347	183,969	1,972,292
Asset impairments	-	-	1,626,821
Incorporation and reorganization costs	-	-	152,051
Realized loss on marketable securities	-	-	1,242,242
Gain on sale of property and equipment	-	(26,806)	(26,806)
Gain on settlement of debt (note 15)	(176,667)	-	(176,667)
Interest income	(51,797)	(103)	(79,797)
Refundable exploration tax credit and mining tax (note 16)	(280,905)	-	(421,905)
Net loss before income taxes and cumulative effect of change in accounting principle for SFAS 142	(5,762,338)	(3,456,228)	(27,450,339)
Income taxes (note 11)	-	-	-
Loss before cumulative effect of change in accounting principle for SFAS 142	$(5,762,338)	$(3,456,228)	$(27,450,339)
Cumulative effect of change in accounting
principle for SFAS 142 (note 2)	-	-	(146,972)
Net loss	$(5,762,338)	$(3,456,228)	$(27,597,311)
Foreign currency translation adjustment	(265,473)	(166,281)	(656,025)
Comprehensive loss (note 11)	$(6,027,811)	$(3,622,509)	$(28,253,336)

Basic and diluted net loss per share (note 13)	$(0.20)	$(0.13)

(See accompanying notes to the consolidated financial statements.)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005 and 2004

	2005	2004	Cumulative from inception on August 23, 1996 to September 30, 2005
Operating activities:
Net loss	$(5,762,338)	$(3,456,228)	$(27,597,311)
Items not affecting cash:
Cumulative effect of change in accounting principle	-	-	146,972
Depreciation	7,331	15,420	411,593
Amortization of debt discount and deferred finance charges	1,228,533	95,559	1,324,092
Expenses settled through issuance of common stock	61,342	125,180	1,992,184
Asset impairments	-	-	1,626,821
Realized loss on marketable securities	-	-	1,242,242
Gain on sale of property and equipment	-	(26,806)	(26,806)
Gain on settlement of debt	(176,667)	-	(176,667)
Stock-based payments	23,761	832,949	2,528,851
Other	-	-	(30,061)
Net change in working capital related to operations:
Refundable taxes and other receivables	36,713	129,168	(39,735)
Prepaid expenses and deposits	39,976	(55,455)	(110,436)
Accounts payable and accrued expenses	903,833	111,477	3,151,512
Reclamation and closure costs liabilities	(310,000)	100,000	40,000
Net cash used in operating activities	(3,947,515)	(2,128,736)	(15,516,748)

Investing activities:
Purchase of marketable securities	-	-	(1,767,835)
Proceeds from sale of property and equipment	-	100,000	100,000
Proceeds from sale of marketable securities	-	-	525,593
Redemption (purchase) of reclamation cash bond (note 3)	297,685	-	(41,000)
Purchase of property and equipment	(2,670)	(25,169)	(2,085,845)
Acquisition of business, net of cash acquired	-	-	(31,286)
Net cash provided by (used in) investing activities	295,015	74,831	(3,300,373)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005 and 2004

	2005	2004	Cumulative from inception on August 23, 1996 to September 30, 2005
Financing activities:
Issuance of notes payable	$-	$-	$350,000
(Decrease) increase of bank indebtedness	(12,163)	14,630	79,663
Proceeds from issuance of convertible promissory notes	106,775	1,098,450	1,228,280
Increase in promissory notes	3,500,000	-	3,500,000
Repayment of promissory notes	(1,750,000)	-	(1,750,000)
Repayment of convertible promissory notes	(175,000)	-	(175,000)
Loan from directors	72,600	-	72,600
Payment of financing fees and issue costs	(640,000)	(100,000)	(740,000)
Issuance of long-term debt	-	-	137,435
Repayment of long-term debt	-	(32,945)	(137,435)
Repayment of government assistance (note 6)	(190,125)	-	(190,125)
Receipt of repayable government assistance	203,348	158,999	1,288,978
Proceeds from sale of common stock	2,115,000	1,437,901	15,430,558
Redemption of redeemable common stock	-	-	(37,500)
Purchase of common stock for treasury	-	-	(149,622)
Net cash provided by financing activities	3,230,435	2,577,035	18,940,992
Effect of foreign currency exchange rate change on cash and cash equivalents	(16,963)	(10,088)	(649)
Net increase (decrease) in cash and cash equivalents	(439,029	513,042	123,221
Cash and cash equivalents, beginning of period	562,250	49,208	-
Cash and cash equivalents, end of period	$123,221	$562,250	$123,221

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005 and 2004

Supplemental non-cash financing activities:
Cash paid for interest	$77,061	$18,814	$269,329
Issuance of common stock in lieu of settlement of debt	74,750	-	74,750
Issuance of common stock in lieu of payment of issue costs	270,000	280,000	550,000
Issuance of common stock in lieu of repurchasing redeemable common stock	32,500	60,000	202,500
Issuance of stock options in lieu of repurchasing redeemable common stock	-	-	605,210
Issuance of common stock upon conversion of promissory notes	825,000	-	850,626
Issuance of common stock in lieu of payment of notes payable	-	-	356,424
Repurchase of common stock in settlement of accounts receivable	-	-	11,300

(See accompanying notes to the consolidated financial statements.)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

1.	Nature of operations

McKenzie Bay International, Ltd. and subsidiaries (Company) is a development stage company with no operations.  The Company’s primary business activity is the development of wind powered alternative energy systems.  In addition, the Company holds mining claims to a vanadium deposit in Northern Quebec.

2.	Accounting policies

The accompanying consolidated financial statements have been prepared in accordance with  accounting principles generally accepted in the United States of America (“US GAAP”) and reflect the following significant accounting policies:

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

The Company has suffered recurring losses and has a deficiency in net assets that raise substantial doubt about its ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and generate profits.  However, management believes that it will be successful at raising additional capital in the short-term (see note 16) and will have profitable operations in the long-term.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

[b]	Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, Lac Doré Mining Inc., Great Western Diamond Company, Dermond Inc., WindStor Power Co. and a 62.5% interest in Ptarmigan Energie Inc.  All intercompany balances and transactions have been eliminated in consolidation.

2.	Accounting policies (continued)

[c]	Foreign currency translation

For statutory and other reporting purposes, the Company’s subsidiaries, Lac Doré Mining Inc., Dermond Inc. and Ptarmigan Energie Inc. prepare financial statements in Canadian dollars.  The translation to U.S. dollars for consolidation purposes is performed using the current rate method whereby balance sheet accounts are converted at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at the weighted-average exchange rate during the period.  The resulting translation gains and losses are included as a component of accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit).

[d]	Cash and cash equivalents

Cash and cash equivalents includes short-term investments which, at the date of acquisition, have an original term to maturity of three months or less.

[e]	Marketable securities

The Company has invested in marketable securities with maturities greater than three months.  The securities were classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and recorded in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss.  There were no marketable securities investments outstanding at September 30, 2005 and 2004.

[f]	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the fiscal period.  Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

2.	Accounting policies (continued)

	[g]	Mineral properties and exploration activities

Costs related to the exploration of mineral properties are expensed as incurred.  During fiscal 2005 and 2004, the Company expended $290,429 and $147,586 for mineral properties and exploration activities related to Lac Doré Mining Inc. and Great West Diamond Company. At September 30, 2005 and 2004, the carrying value of mineral properties and mining claims was nil.

On July 8, 2005, the Company entered into an agreement with an investment banking firm to assist in seeking a buyer or strategic partner for the Lac Doré Deposit.  The $100,000 fee due to the investment banker will be expensed over the nine month term of the agreement.

	[h]	Research and development

Research and development costs are expensed as incurred.  During fiscal 2005 and 2004, the Company expended $1,879,328 and $994,432 ($1,783,955 and $649,017 net of non-refundable grants), respectively, on research and development related to Dermond Inc. and Lac Doré Mining Inc.

	[i]	Property and equipment

Property and equipment are recorded at cost and depreciated using the declining balance method over their estimated useful lives as follows:

Furniture and fixtures	5 years
Computer equipment	3 years
Office equipment	5 years

[j]	Impairment of long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Impairment is determined by comparing the carrying value of the asset to its estimated future undiscounted cash flows, and an impairment is recognized when such estimated cash flows are less than the carrying value of the asset.  Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

2.	Accounting policies (continued)

	[k]	Income and mining taxes

The Company accounts for income and mining taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

	[l]	Net loss per share

Basic earnings (loss) per share is computed by dividing net loss (the numerator) by the weighted-average number of outstanding common shares (the denominator) for the period.  The computation of diluted earnings (loss) per share includes the same numerator, but the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued (such as the common share equivalents for stock options and warrants).

	[m]	Share based payment

i)

The Company has stock-based compensation plans which are described in note 8.  The Company uses the fair value method of accounting for all stock options and common shares issued to non-employees for services in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 123 Accounting for Stock-Based Compensation, and the intrinsic value method for stock options granted to employees, officers and directors in conformity with Accounting Principles Board Opinion No. 25 and its related interpretations, as allowed by SFAS 123.  Under the fair value method, compensation cost is measured at the date of the grant and recognized over the vesting period, as is the case under the intrinsic value method when the exercise price is lower than the current market price at the date of the grant.

2.		Accounting policies (continued)

[m]		Share based payment (continued)

ii)		Fair value disclosure

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS 123, the Company’s net loss and net loss per share would have been as follows for fiscal 2005 and 2004:

	2005	2004

Net loss, as reported	$(5,762,338)	$(3,456,228)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	$8,100	$745,769
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,170,474)	(1,974,173)

Pro forma net loss	$(6,924,712)	$(4,684,632)

Basic and diluted net loss per share:
As reported	$(0.20)	$(0.13)
Pro forma	(0.24)	(0.18)

2.	Accounting policies (continued)

	[m]	Share based payment (continued)

		ii)	Fair value disclosure (continued)

The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions for fiscal 2005 and 2004:

	2005	2004

Risk-free interest rate Expected average life	4.05%	4.21%
	9.14	9.28
Dividend yield	-	-
Volatility	126%	105%
Weighted average fair values of option grants per share	$1.07	$1.63

[n]	Goodwill

SFAS 142 Goodwill and Other Intangible Assets requires that goodwill is no longer amortized, but instead is tested for impairment at least annually.  Upon adoption of SFAS 142 in fiscal 2003, the Company completed its transitional impairment review and determined that the goodwill (“excess cost of investment over net assets acquired”) of $146,972 associated with the fiscal 2002 acquisition of Dermond Inc. should be reduced to $0.  The fair value of the reporting unit (Dermond Inc.) was determined using the present value of expected future cash flows and other valuation measures.  The $146,972 non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Loss.

2.	Accounting policies (continued)

	[o]	New accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment.  The new statement replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees.  As a result, compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued.  This statement does not change the accounting for similar transactions involving parties other than employees.  Publicly traded companies must apply this statement as of the beginning of the first annual period that begins after June 15, 2005, while those that file as small business issuers must comply as of the beginning of the first annual reporting period that begins after December 15, 2005.  This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date.  The Company has not completed its evaluation of the impact of adopting the new statement on its consolidated financial statements, but anticipates that additional compensation costs will be recorded if the use of options for employee and director compensation continues.

	[p]	Reclassification

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

3.	Reclamation and Closure Activities

During the year ended September 30, 2005, the Company completed reclamation activities at Great West Diamond Company’s Kelsey Lake mine.  As of September 30, 2005, the Company has posted a cash bond with the State of Colorado, Department of Natural Resources in the amount of $41,000 ($338,685 in 2004) to cover any remaining site reclamation and closure liabilities associated with the mine and has accrued a related liability of $40,000 ($350,000 in 2004).

4.	Property and equipment

	Property and equipment consists of the following at September 30, 2005 and 2004:
		2005	2004

	Furniture and fixtures	$9,637	$8,380
	Computer equipment	13,973	11,955
	Office equipment	25,302	25,245
	Property and equipment at cost	48,912	45,580
	Accumulated depreciation	22,361	14,000
	Property and equipment, net	$26,551	$31,580

5.	Convertible promissory notes

On August 13, 2004, the Company borrowed $500,000 from 13 lenders and issued its 12% convertible promissory notes in that aggregate amount.  On November 15, 2004, the SEC declared effective a registration statement which included the shares obtainable by the lender.  As a result, the due date of the notes was extended to February 18, 2005 and the lenders were entitled to convert the notes into a total of 666,667 shares of common stock.  The Company also issued warrants to the lenders for the purchase of an aggregate of 750,000 shares of common stock on or before August 13, 2006 at $1.07 per share.   Interest was due upon the conversion of the promissory notes to shares of common stock or when the promissory notes became due.

On September 7, 2004, the Company borrowed $598,450 from ten lenders and issued its 12% convertible promissory notes in that aggregate amount.  The terms of the notes and the issuance of warrants in connection with the notes were substantially the same as those of the convertible promissory notes issued on August 13, 2004, except that the notes were convertible into 746,867 shares of common stock and lenders received warrants for the purchase of an aggregate amount of 873,300 shares of common stock on or before September 7, 2006, at $1.42 per share.

5.	Convertible promissory notes (continued)

The 12% promissory notes and warrants were recorded at their relative fair values. The fair value assigned to the warrants of $529,789 was estimated using the Black Scholes option-pricing model.  The intrinsic value of the conversion feature at the date the promissory notes were issued was $568,661, after taking into account the fair value of the warrants. The intrinsic value of the conversion feature was recorded in the first quarter of fiscal 2005 at the time the registration statement for the underlying shares became effective.  These amounts have been recorded as debt discount in fiscal 2004 and 2005, respectively, with an offsetting increase to additional paid-in capital, and will be amortized over the life of the promissory notes.

During the second quarter of fiscal 2005, $825,000 of the promissory notes were converted into 1,100,009 common shares and $175,000 were repaid.  The maturity date for the remaining promissory note of $106,775 has been extended until September 30, 2006, with all other terms of the promissory note remaining the same.  The Company has pledged 100,000 shares of its common stock to secure this remaining promissory note, which is convertible into 80,200 common shares.

Total amortization recorded as additional non-cash interest expense over the life of the promissory notes using the effective interest method was $1,023,167 and $75,283 in fiscal 2005 and 2004, respectively.  Unamortized discount was $0 and $454,506 at September 30, 2005 and 2004, respectively.  The Company also incurred $100,000 of costs in connection with the issuance of the convertible promissory notes.  Amortization of these costs was $79,724 and $20,276 in fiscal 2005 and 2004, respectively.

On July 15, 2005, Dermond Inc. issued its 12% unsecured convertible debenture, due March 31, 2006, to borrow $103,545 ($106,775 at September 30, 2005 at current exchange rates).  The debenture is convertible into 103,545 common shares of the Company on or before the due date.  For every two shares issued upon the conversion, the Company will issue a warrant to purchase one common share for $1.25 per share.  The warrants will expire on July 15, 2007. The intrinsic value of the conversion feature at the date the convertible debenture was issued was calculated as $20,746, and was recorded as a discount of the debt and as an increase in shareholders' equity.  The debt discount attributable to the conversion feature is being amortized as additional non-cash interest expense over the life of the debt using the effective interest method.  Total amortization recorded as interest expense in fiscal 2005 is $6,248 and the unamortized discount of the debt is $14,228 at September 30, 2005.

If all of the notes are converted to common stock, the warrants issued will be recognized as $29,650 of additional non-cash interest expense and as an equivalent increase to shareholders' equity.

6.	Promissory notes

During the fiscal year ended September 30, 2005, the Company borrowed $3,500,000 from Cornell Capital Partners, L.P (Cornell Capital). and issued its promissory notes, bearing interest at the annual rate of 12%, in that amount. The Company placed 5,000,000 shares of common stock in escrow with an escrow agent designated by Cornell Capital.  The loans were to be repaid by weekly requests to the escrow agent to release the escrowed shares to Cornell Capital under the Standby Equity Distribution Agreement (SEDA) (see note 9).

The Company’s proceeds from the promissory notes were reduced by the prepayment of fees due to Cornell Capital, the placement agent, investment advisors and the escrow agent for the advances of shares under the terms of the SEDA. These prepaid fees had been recorded as deferred issue costs and were to be netted against additional paid in capital on shares issued to Cornell Capital as repayment of the promissory notes. No further shares were issued subsequent to September 30, 2005 because of the issuance of Secured Convertible Debentures and the termination of the SEDA, as described in note 16.  The remaining prepaid fees of $328,750 at September 30, 2005, have been recorded as fees related to the issuance of the promissory notes and will be amortized over the life of the promissory notes.

As of September 30, 2005, the Company repaid $1,750,000 of promissory notes through the issuance of 2,326,264 common shares to Cornell Capital pursuant to the SEDA.

Subsequent to September 30, 2005, the balance of the remaining $1,750,000 of promissory notes, including accrued interest was repaid from the proceeds of the Secured Convertible Debentures issued to Cornell Capital, as described in note 16. The unissued shares held in escrow will be returned to the Company.

7.	Long-term debt

The Company has received financial assistance from the government of Canada and the province of Quebec in connection with the completion of a preliminary feasibility study of the Vanadium deposits at Lac Doré, Quebec, a test pilot project for the refining of Vanadium and the development of wind turbine technology.  These financial assistance packages are classified as long-term debt and consist of the following at September 30, 2005 and 2004:

		2005	2004
	Province of Quebec unsecured financial assistance, non-interest bearing, repayable in scheduled payments over four years after the second year of production of the mine. This assistance is forgivable if, after 24 months following the release of the feasibility study, a decision is made not to begin production	$768,780	$708,840

	Government of Canada unsecured financial assistance, non-interest bearing, repayable in quarterly payments of CDN$62,500 commencing October 1, 2004	266,937	395,778

	Government of Canada unsecured financial assistance, non-interest bearing, repayable in two equal annual payments, commencing January 1, 2005	27,817	45,681

	Government of Canada unsecured financial assistance, non-interest bearing, repayable in five annual payments of 1.5% of gross revenues of Dermond Inc., to a maximum of CDN$150,000, over five years beginning on November 1, 2005. If after five years the original amount is not repaid, payments will continue for a maximum of five additional years or until the assistance is repaid if sooner. No further payments will be required after the second five years regardless of the amount owing	213,551	110,478

	Government of Canada unsecured financial assistance, non-interest bearing, repayable in four annual installments beginning on April 1, 2007	165,290	43,726
		1,442,375	1,304,503
	Less current portion	354,664	219,740
		$1,087,711	$1,084,763

7.	Long-term debt (continued)

	Principal repayments on long-term debt by fiscal year are as follows:
	2006	$ 354,664
	2007	194,963
	2008	41,323
	2009	41,323
	2010 and thereafter	810,102
		$1,442,375

8. Common stock [a] Share-based incentive plans

At September 30, 2005, the Company had three share-based incentive plans each being limited so that options to acquire no more than 2,500,000 common shares per plan in the aggregate may be outstanding at any one time.

(i)

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant.  All options expire no later than ten years from the grant date.  In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option.  At September 30, 2005, options to purchase an aggregate of 1,040,000 common shares have been issued under this plan.

(ii)

Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant.  The options expire ten years from the date of grant.  At September 30, 2005, options to purchase an aggregate of 2,080,000 common shares have been issued under this plan.

(iii)

Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant.  The options vest over three years.  At September 30, 2005, options to purchase an aggregate of 1,709,584 common shares have been issued under this plan.

8.	Common stock (continued)

	The following table contains information with respect to all options, in addition to those granted under the preceding incentive plans issued by the Company:

		Shares	Weighted average exercise price /share
	Options outstanding, September 30, 2003	13,131,617	1.04
	Granted	660,000	1.82
	Exercised	(58,800)	1.04
	Expired	(100,000)	1.00
	Options outstanding, September 30, 2004	13,632,817	1.08
	Granted	1,881,567	1.23
	Exercised	(3,000)	1.00
	Expired	(660,400)	1.15
	Options outstanding, September 30, 2005	14,850,984	1.09

	The following table contains information with respect to all options granted by the Company at September 30, 2005:

	Outstanding options			Exercisable options
Price	Shares	Weighted Average Remaining life (years)	Weighted average price /share	Shares	Weighted average price /share
$0.67-1.07	11,574,417	3.65	$0.99	10,539,417	$1.00
1.22-1.25	617,400	2.93	1.24	467,400	1.25
1.30-1.50	2,059,167	6.09	1.37	1,459,167	1.39
1.88	525,000	8.01	1.88	525,000	1.88
2.00-3.00	75,000	3.23	2.70	75,000	2.70
	14,850,984			13,065,984

8.	Common stock (continued)

[b]	Warrants

	Warrants outstanding for the purchase of common stock are as follows:
		Number of warrants

	Warrants outstanding, September 30, 2003	952,619
	Issued	1,900,918
	Exercised	(343,700)
	Expired	(355,857)
	Warrants outstanding, September 30, 2004	2,153,980
	Issued	653,543
	Expired	(253,062)
	Warrants outstanding, September 30, 2005	2,554,461

The warrants outstanding at September 30, 2005, can be exercised at prices ranging from  $0.60 to $3.00 ($1.32 Wt. Avg. price/share).  The expiration dates on the warrants range from October 23, 2005 to August 2, 2008.

[c]	Redeemable common stock

In fiscal 2001 and 2000, the Company issued common stock that included a right for the holders of the common stock to require the Company to repurchase the shares at prices in excess of the amounts the shares were issued for.  The obligation to repurchase the shares was recorded as a liability(redeemable capital stock) and stockholders’ equity was decreased by the same amount.  In the fiscal years subsequent to the issuance of common stock that included this right, the company issued options and additional shares to some stockholders in lieu of repurchasing the common stock.  As the rights expired on the remaining common stock, at various dates, without the Company repurchasing the common stock, the liability was reduced and stockholders’ equity was increased by the same amount. At September 30, 2005 no such liability existed ($86,775 for September 30, 2004).

9. Standby Equity Distribution Agreement

On April 6, 2004, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital.  Under the SEDA and subject to its terms and conditions, the Company could have required Cornell Capital to purchase newly issued common shares from the Company, for a maximum total purchase price of $15 million over a 24-month period, less certain fees and expenses.  The amount of any advance (periodic sale of stock) could not exceed $625,000 and the Company could not request advances if the shares to be issued in connection with such advances would result in Cornell Capital  owning more than 9.9% of the Company’s then outstanding common stock.  The Company incurred $567,500  in issue costs, primarily payable to Cornell Capital, related to the signing of the SEDA.  These costs were settled through the issuance of 224,412 of common shares at $2.25 per share, which represented the volume weighted average trading price of the Company's shares on the signing date of the SEDA.  These costs were treated as a reduction to the proceeds from the shares issued under the SEDA in fiscal 2005.

Under the terms of the SEDA, the Company would pay 5% of the proceeds to Cornell Capital as a fee and $500 for each sale to the escrow agent for services.  Additionally, the Company would pay 10% of the proceeds to the placement agent as a fee, issue warrants to the agent to purchase the Company’s common stock equal to 10% of the number of shares issued in each advance and pay an advisory fee of 2-2.5% to a company related to Cornell Capital.  These costs were also treated as a reduction to the proceeds from the shares issued under the SEDA in fiscal 2005, and amounted to $293,750.

During fiscal 2005, 2,333,738 shares and 386,875 warrants were issued under the SEDA.  Subsequent to September 30, 2005, the Company terminated the SEDA concurrent with entering into a Securities Purchase Agreement with Cornell Capital (see note 16).

10.	Interest and amortization of finance charges

Interest and finance charges for fiscal 2005 and 2004 consists of:

	2005	2004
Amortization of the fair value of warrants issued for placement fees	$119,395	$-
Amortization of debt discount related to the intrinsic value of the beneficial conversion feature of the convertible promissory notes (2004 issue)	568,661	-
Amortization of debt discount related to the intrinsic value of the beneficial conversion feature of the convertible promissory note (2005 issue)	6,248	-
Amortization of deferred finance charges paid in connection with the convertible promissory notes (2004 issue)	79,724	20,276
Amortization of debt discount related to warrants issued in connection with the convertible promissory notes (2004 issue)	454,506	75,283
Interest on convertible promissory notes	55,429	11,833
Interest on promissory notes	133,035	-
Other interest	121,349	76,577
	$1,538,347	$183,969

11.	Income taxes

	U.S. and Canada components of loss before income taxes for fiscal 2005 and 2004 were:

	2005	2004
United States	$(3,640,794)	$(2,130,512)
Canada	(2,121,544)	(1,325,716)
Loss before income taxes	$(5,762,338)	$(3,456,228)

As the Company operates in several tax jurisdictions, its income is subject to various rates of taxation.  Major items causing the Company’s income tax rate to differ from the U.S. federal income tax rate of 34% for fiscal 2005 and 2004 were as follows:

	2005	2004
Loss before income taxes	$(5,762,338)	$(3,456,228)

Computed “expected” tax recovery	$(1,956,195)	$(1,175,118)
Increase (reduction) in income taxes resulting from:
Resource allowance deduction	-	8,088
Earnings in foreign jurisdiction taxed at different rates	(63,872)	(25,802)
Tax benefits of losses not recognized	1,470,405	944,066
Non-deductible expenses, primarily debt discount amortization	552,662	248,766
Total income taxes	$-	$-

	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30 2005 and 2004, are presented below:
	2005	2004
Net operating loss and exploration expenditures carry forwards	$8,373,040	$7,155,917
Capital loss carry forward	423,379	423,379
Depreciation and amortization	176,233	223,396
Reclamation costs	13,600	119,000
Compensation - stock options	305,956	294,480
Accrued expenses	8,500	8,500
Total gross deferred tax assets	9,300,707	8,224,672
Less valuation allowance	(9,300,707)	(8,224,672)
Net deferred tax assets	$-	$-

11.	Income taxes (continued)

The Company and certain subsidiaries have accumulated the following losses and credits for income tax purposes at September 30 2005, which may be carried forward to reduce taxable income and taxes payable in future years.

		Amounts	Expiration dates

	Canadian net operating loss carry forwards	$4,876,327	2006 to 2012
	U.S. net operating loss carry forwards	$12, 460,851	2019 to 2025
	U.S. capital loss carry forwards	$1,245,231	2008
	Canadian exploration expenditures	$7,487,566	Unlimited

12.	Financial instruments

Financial instruments include cash and cash equivalents, refundable taxes and other  receivables, accounts payable, accrued expenses and promissory notes, all of which are carried at cost which approximates fair value because of the near-term maturity of those instruments.  The fair value of repayable government assistance could not be determined because no equivalent market exists for such loans.

13.	Basic and diluted net loss common share

	Basic and diluted net loss per share for fiscal 2005 and 2004 have been computed based on the following:
		2005	2004

	Net loss	$(5,762,338)	$(3,456,228)
	Total weighted average number of common shares outstanding	28,434,851	25,872,662
	Net loss per share	$(0.20)	$(0.13)

	The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for fiscal 2005 and 2004 as they had an anti-dilutive effect:

		2005	2004

	Shares issuable upon exercise of stock options	14,850,984	13,632,817
	Shares issuable upon exercise of warrants	2,554,461	2,153,980
	Shares issuable upon conversion of promissory notes	183,745	1,413,534

14.	Related party transactions

A director of the Company was a partner in a law firm that the Company has retained to perform legal services, for which the Company has incurred total expenditures of $112,273 in fiscal 2005 and $112,474 in fiscal 2004.  At September 30, 2005 and 2004, $134,041 and $122,768, respectively, resulting from these legal services are included in accounts payable and accrued expenses.

On August 1, 2005, the president of the Company agreed to loan up to $250,000 to the Company pursuant to a 3.58% promissory note issued to him by the Company.  $22,600 of the agreed amount was loaned and is outstanding as of September 30, 2005.  The balance has been settled by issuance of 22,600 shares on October 21, 2005.

On September 29, 2005, a director of the Company loaned $50,000 to the Company pursuant to 10% promissory note issued to him by the Company.  The balance including interest accrued, has been repaid on October 21, 2005.

15.	Commitments and Contingencies

Environmental

As a result of exploration work performed at the Lac Doré Vanadium/Titanium Project, the Company has a potential environmental liability of $15,000 to $30,000, which will not be incurred if the project goes into production.  As management believes that the project will go into production, nothing has been accrued in the accompanying financial statements.

Royalty Agreements

Pursuant to royalty agreements with the former owners (and current employess) of Dermond Inc. (Dermond), the Company will pay each of the sellers a royalty of $6,000CDN for each Windstor Wind Turbine (WWT) installed utilizing the technology developed by Dermond  The royalties will be recorded as expenses and payable to the sellers on all WWTs installed during the 10-year period commencing with the first installation of a WWT.

Bank indebtedness

Dermond has bank indebtedness outstanding of $97,720 and $90,101 at September 30, 2005 and 2004, respectively, which carries interest at 7.5% per annum, is due on demand and is secured by an assignment of Dermond’s refundable research and development tax credit.

In the first quarter of fiscal 2005, the Company settled certain debt by issuing 65,000 common shares valued at $74,750, which resulted in a gain of $176,667.

Legal

In the normal course of business, the Company is party to various legal claims, actions and complaints and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Rental of Premises

During fiscal 2005, the Company entered into a three-year operating lease for office facilities with an unrelated third party.  In addition to the minimum rents due under the lease terms, the Company is responsible for its proportionate share of common area costs. Future minimum lease payments under the terms of the operating lease are $101,528 for fiscal 2006, $106,232 for fiscal 2007 and $45,080 for fiscal 2008.

Total rental expense recorded was $50,950 and $15,281 for fiscal 2005 and 2004, respectively.

16.	Subsequent events

Securities Purchase Agreement with Cornell Capital Partners

On October 11, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital wherein Cornell Capital agreed to purchase up to $5,000,000 of the Company’s Secured Convertible Debentures.

On October 11, 2005, Cornell Capital purchased a Secured Convertible Debenture from the Company in the face amount of $3,000,000.  The principal sum together with accrued but unpaid interest at an annual rate of approximately 10.14% is payable on or before October 11, 2007.

In November 2005, Cornell Capital purchased a second Secured Convertible Debenture in the face amount of $2,000,000 with substantially identical terms

The Company, upon giving three days prior written notice, can redeem a portion or all amounts outstanding under the Secured Convertible Debentures.  The amount paid on redemption will be equal to the amount of principal and accrued interest being redeemed plus a premium calculated as the amount redeemed times the greater of 20% or the percentage difference between the closing bid price of the Company’s common stock and $1.10.

The Secured Convertible Debentures are convertible into shares of the Company’s common stock at the option of Cornell Capital.  The number of shares issuable upon a conversion equals the quotient obtained by dividing the then outstanding amount of the Secured Convertible Debenture to be converted by the price per share equal to the lesser of (a) $1.10 or (b) 80% of the lowest closing bid price of the Company’s shares for the five trading days immediately preceding the conversion, subject to adjustments set forth in the Secured Convertible Debenture.   If, however, at the time of any conversion:  (1) the number of the Company’s shares authorized, unissued and unreserved for all purposes, or held as treasury stock, is insufficient to fund the conversion; (2) its shares are not listed or quoted for trading on the Nasdaq OTC Bulletin Board, Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market; (3) the Company has failed to timely satisfy the conversion; or (4) the conversion would be prohibited by the terms of the Secured Convertible Debenture, then, at the option of Cornell Capital, the Company, in lieu of delivering shares, must deliver, an amount in cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the then conversion price and multiplied by the highest closing price of the shares from date of the conversion notice until the date that such cash payment is made.  Other adjustments of the conversion price are similar to the adjustment to the exercise price of the warrant the Company issued to Cornell Capital as described below.

If an event of default, as defined in the Secured Convertible Debentures, occurs, Cornell Capital may declare the entire unpaid balance of principal and interest due and payable.  If an event of default, as defined in the Secured Convertible Debentures, occurs and remains uncured, then the conversion price will be reduced to $.10 per share.

The Secured Convertible Debentures are secured pursuant to the terms of a Pledge and Escrow Agreement wherein the Company pledged and delivered to an escrow agent 25,000,000 shares of the Company’s common stock to secure payment of the Secured Convertible Debentures.  In the event of a default by the Company under the Secured Convertible Debentures or other agreements relating to them, the escrow agent is authorized to deliver the pledged shares to Cornell Capital.  The undelivered shares will not be considered outstanding for purposes of computing earnings per share of the Company.

Pursuant to the Securities Purchase Agreement (Agreement), the Company paid Yorkville Advisors Management LLC, the general partner of Cornell Capital, a fee of $335,000.  This fee will be amortized over the life of the Agreement.

The Company has paid a commission of $195,000 in connection with the issuance of the Secured Convertible Debentures to Spencer Clarke LLC.  This fee will be amortized over the life of the Secured Convertible debentures.  In addition, the Company will issue warrants to Spencer Clarke LLC for the purchase of the Company’s common stock, equal to 10% of the shares converted by Cornell Capital, at a price equal to the conversion price, plus $0.05 per share, for a period of 5 years.

Pursuant to the Securities Purchase Agreement, the Company issued warrants to Cornell Capital to purchase 5,000,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.00 per share, subject to adjustment as set forth in the warrants.  In no event, however, shall Cornell Capital be entitled to exercise a warrant for a number of shares in excess of that number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of the Company’s common stock beneficially owned by Cornell Capital and its affiliates to exceed 4.99% of the outstanding shares of the Company’s common stock following such exercise, except within sixty days of the expiration of the warrant.  If at the time of exercise of either of the warrants, the underlying shares are not subject to an effective registration statement under the Securities Act of 1933 or if an event of default under the Secured Convertible Debentures or certain other documents has occurred, Cornell Capital, in lieu of making payment of the exercise price in cash, may elect a cashless exercise in accordance with the formula set forth in the warrants.

If, subject to the exceptions set forth in the warrants, during the time that the warrants are outstanding, the Company issues or sells, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the then exercise price of the warrants, then the exercise price will be reduced to an amount equal to such consideration per share.  Upon each such adjustment, the number of shares issuable upon exercise of the warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon any issuance or sale by the Company of options to purchase the Company’s shares or convertible securities.

On October 11, 2005, the Company also entered into a Registration Rights Agreement with Cornell Capital wherein the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) the registration statement for the resale by Cornell Capital of at least 39,062,500 shares to be issued upon conversion of the Secured Convertible Debentures and 5,000,000 shares underlying the warrants. In the event that the registration statement is not declared effective by the SEC within 120 days of its filing or if after it has been declared effective by the SEC, and sales cannot be made pursuant to the registration statement, then the Company will pay liquidated damages of 2% of the liquidated value of the Secured Convertible Debentures.  The Company has agreed to indemnify Cornell Capital against certain losses, costs or damages which may arise in connection with the registration statement, including those that may arise under the Securities Act of 1933.

The accounting for these Secured Convertible Debentures will be similar to the accounting for the convertible promissory notes described in note 5.

Refundable Exploration Tax Credit

On November 10, 2005, the Company received notice from the Government of Quebec that it had completed its audit of a refundable exploration tax credit that had been received in a prior year and deferred, resulting in a gain to the Company of $280,905 that was recognized in fiscal 2005.

Refundable Grant

On November 11, 2005, the Ishpeming Housing Commission provided the Company with a $159,000 refundable grant.  The grant is to be used for the development and construction of the WindStor system planned for Pioneer Bluff a HUD apartment building in Ishpeming, MI.  Upon the commencement of electricity generation and delivery by WindStor at Pioneer Bluff, interest will accrue at 3% per annum and the loan will be repaid over 15 years including interest.