Form 10QSB
period 2005-12-31
MCKENZIE BAY INTERNATIONAL LTD
filed 2006-02-21
CIK 1144216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-49690

MCKENZIE BAY INTERNATIONAL, LTD.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0386871 (IRS Employer Identification No.)

(Address of Principal Executive Offices)

(248) 489-1961
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

On February 17, 2006 there were 30,686,376 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

-i-

MCKENZIE BAY INTERNATIONAL, LTD.

(A development-stage company)

-ii-

PART I.  FINANCIAL INFORMATION

Item 1.

  Financial Statements.

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$1,053,539	$123,221
Refundable taxes and other receivables	25,482	53,396
Prepaid expenses and deposits	157,125	160,920
Reclamation cash bond	41,000	41,000
Deferred issue and finance costs (note 3)	470,547	328,750
Total current assets	1,747,693	707,287
Property and equipment	25,084	26,551
Other assets	38,771	38,599
Total assets	$1,811,548	$772,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current:
Bank indebtedness	$98,155	$97,720
Accounts payable and accrued liabilities	2,466,339	3,147,469
Loan from directors (note 7)	22,600	72,600
Convertible promissory notes, net of discount	206,696	199,052
Promissory notes	-	1,750,000
Current portion of long-term debt	248,993	354,664
Reclamation and closure liabilities	40,000	40,000
Total current liabilities	3,082,783	5,661,505
Secured convertible debentures, net of discount(note 3)	-	-
Liability for derivative instruments (note 3)	5,000,000	-
Long-term debt, less current portion	1,251,548	1,087,711
Total liabilities	9,334,331	6,749,216
Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock - $0.001 par value (note 4):
75,000,000 shares authorized,
30,686,376 issued and outstanding	30,586	30,586
Additional paid in capital	22,246,871	22,245,971
Deficit accumulated during the development stage	(29,138,065)	(27,597,311)
Accumulated other comprehensive loss	(662,175))	(656,025)
Total stockholders’ deficit	(7,522,783))	(5,976,779)
Total liabilities and stockholders’ deficit	$1,811,548	$772,437

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

			Cumulative from
	Three months ended December 31,		inception on August 23,
	2005	2004	1996 to December 31, 2005

Revenue	$-	$-	$12,825

Expenses:
Mineral properties and exploration activities	8,854	21,144	7,576,654
Research and development, net	393,764	892,776	3,483,570
General administration	89,211	81,732	2,016,181
Employee wages and benefits	121,296	12,070	1,569,046
Management wages and benefits	224,445	159,545	4,503,250
Professional fees	141,002	217,845	3,357,963
Promotion and travel	52,965	60,624	1,288,213
Depreciation	1,499	1,834	413,092
Other expense (income):
Interest, amortization of debt discounts and finance charges (note 6)	512,206	682,453	2,484,498
Asset impairments	-	-	1,626,821
Incorporation and reorganization costs	-	-	152,051
Realized loss on marketable securities	-	-	1,242,242
Gain on sale of property and equipment	-	-	(26,806)
Gain on settlement of debt	-	-	(176,667)
Interest income	(4,488)	-	(84,285)
Refundable exploration tax credit and mining tax	-	-	(421,905)
Net loss before income taxes and cumulative effect of change in accounting principle for SFAS 142	(1,540,754)	(2,130,023)	(28,991,093)
Income taxes	-	-	-
Loss before cumulative effect of change in accounting principle for SFAS 142	(1,540,754)	(2,130,023)	(28,991,093)
Cumulative effect of change in accounting principle for SFAS 142	-	-	(146,972)
Net loss	$(1,540,754)	$(2,130,023)	$(29,138,065)
Foreign currency translation adjustment	(6,150)	(154,299)	(662,175)
Comprehensive loss	$(1,546,904)	$(2,284,322)	$(29,800,240)

Basic and diluted net loss per share (note 5):	$(0.05)	$(0.08)

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Three months ended December 31,		inception on August 23, 1996 to
	2005	2004	December 31, 2005
Operating activities:
Net loss	$(1,540,754)	$(2,130,023)	$(29,138,065)
Items not affecting cash:
Cumulative effect of change in accounting principle	-	-	146,972
Depreciation	1,499	1,834	413,092
Amortization of debt discount and deferred finance charges	394,897	626,804	1,718,989
Expenses settled through issuance of common stock	-	-	1,992,184
Asset impairments	-	-	1,626,821
Realized loss on marketable securities	-	-	1,242,242
Gain on sale of property and equipment	-	-	(26,806)
Gain on settlement of debt	-	-	(176,667)
Stock-based payments	900	2,025	2,529,751
Other	-	-	(30,061)
Net changes in working capital related to operations:
Refundable taxes and other receivables	27,695	(117,503)	(12,040)
Prepaid expenses and deposits	3,795	51,698	(106,641)
Accounts payable and accrued expenses	(679,249)	1,024,103	2,472,263
Reclamation and closure liabilities	-	(62,833)	40,000
Net cash used in operating activities	(1,791,217)	(603,895)	(17,307,966)
Investing activities:
Purchase of marketable securities	-	-	(1,767,835)
Proceeds from sale of property and equipment	-	-	100,000
Proceeds from sale of marketable securities	-	-	525,593
Redemption (purchase) of reclamation cash bond	-	-	(41,000)
Purchase of property and equipment	-	1,527	(2,085,845)
Acquisition of business, net of cash acquired	-	-	(31,286)
Net cash provided by (used in) investing activities	-	1,527	(3,300,373)

(continued next page)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Three months ended December 31,		inception on August 23, 1996 to
	2005	2004	December 31, 2005

Financing activities:
Issuance of notes payable	$-	$-	$350,000
Decrease (increase) of bank indebtedness	-	(2,670)	79,663
Proceeds from issuance of convertible promissory notes	-	-	1,228,280
Increase in promissory notes	-	-	3,500,000
Repayment of promissory notes	(1,750,000)	-	(3,500,000)
Repayment of convertible promissory notes	-	-	(175,000)
Loan from directors	-	-	72,600
Repayment of loan from directors	(50,000)	-	(50,000)
Proceeds from secured convertible debt	5,000,000	-	5,000,000
Payment of financing fees and issue costs	(530,000)	(17,500)	(1,270,000)
Issuance of long-term debt	159,000	-	296,435
Repayment of long-term debt	-	-	(137,435)
Repayment of government assistance	(107,725)	(51,894)	(297,850)
Receipt of repayable government assistance	-	78,890	1,288,978
Proceeds from sale of common stock	-	42,000	15,430,558
Proceeds from sale of options	-	-	33,160
Redemption of redeemable common stock	-	-	(37,500)
Purchase of common stock for treasury	-	-	(149,622)
Net cash provided by financing activities	2,721,275	48,826	21,662,267
Effect of foreign currency rate change on cash and cash equivalents	260	(8,699)	(389)
Net increase (decrease) in cash and cash equivalents	930,318	(562,241)	1,053,539
Cash and cash equivalents, beginning of period	123,221	562,250	-
Cash and cash equivalents, end of period	$1,053,539	$9	$1,053,539

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental non-cash financing activities:
Cash paid for interest	$225,309	$7,120	$494,638
Issuance of common stock in lieu of settlement of debt	-	-	74,750
Issuance of common stock in lieu of payment of issue costs	-	270,000	550,000
Issuance of common stock in lieu of repurchasing redeemable common stock	-	60,000	202,500
Issuance of stock options in lieu of repurchasing redeemable common stock	-	-	605,210
Issuance of common stock upon conversion of promissory notes	-	-	850,626
Issuance of common stock in lieu of payment of notes payable	-	-	356,424
Repurchase of common stock in settlement of accounts receivable	-	-	11,300

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2005

1. Nature of operations

McKenzie Bay International, Ltd. and subsidiaries (Company) is a development stage company with no operations.  The Company’s primary business activity is the development of wind powered alternative energy systems.  In addition, the Company holds mining claims to a vanadium deposit in Northern Quebec.

2. Accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  The accompanying financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended September 30, 2005.  The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three-month period ended December 31, 2005, are not necessarily indicative of the results of operations that may be expected for the  year ending September 30, 2006.

The accompanying financial statements have been prepared on the basis of the Company continuing as a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business.  Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has suffered recurring losses and has a deficiency in net assets that raise substantial doubt about its ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and generate profits.  However, management believes that it will be successful at raising additional capital in the short-term (see note 3) and will have profitable operations in the long-term.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Accounting policies (continued)

(b) Consolidation

These financial statements include the activities of the Company and its wholly-owned subsidiaries, Lac Doré Mining Inc., Great Western Diamond Company, DERMOND INC., WindStor Power Company and a 62.5% interest in Ptarmigan Energie Inc.  All intercompany balances and transactions have been eliminated in consolidation.

(c) New accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As a result, compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued.  This statement does not change the accounting for similar transactions involving parties other than employees.  The Company will be required to adopt this statement on October 1, 2006.  This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  Although the Company has not completed its evaluation of the impact of adopting the new statement on its consolidated financial statements, additional compensation costs will be recorded if the use of options for employee and director compensation continues.

2.

Accounting policies (continued)

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

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows for the three months ended December 31, 2005 and 2004:

	Three months ended December 31,
	2005	2004

Net loss, as reported	$(1,540,754)	$(2,130,023)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	$900	$2,025
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	$(54,776)	(808,308)

Pro forma net loss	$(1,594,630)	$(2,936,306)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.08)
Pro forma	$(0.05))	$(0.11)

The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions for the three months ended December 31, 2005 and 2004 (there were no options issued during the three months ended December 31, 2005):

Three months ended

December 31,

Risk-free interest rate	2005 -	2004 4.06%
Expected average life	-	9.19
Dividend yield	-	-
Volatility	-	128%
Fair values of option grants per share	-	$1.15

2.

Accounting policies (continued)

(e)	Reclassifications

Certain amounts from the prior year been reclassified to conform to the current year                presentation.

3. Securities Purchase Agreement with Cornell Capital Partners

On October 11, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital wherein Cornell Capital agreed to purchase up to $5,000,000 of the Company’s Secured Convertible Debentures. On the same date, Cornell Capital purchased a Secured Convertible Debenture from the Company in the face amount of $3,000,000.  The principal sum together with accrued but unpaid interest at an annual rate of approximately 10.14% is payable on or before October 11, 2007. On November 14, 2005, Cornell Capital purchased a second Secured Convertible Debenture in the face amount of $2,000,000 with substantially identical terms.

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

3. Securities Purchase Agreement with Cornell Capital Partners (continued)

If an event of default, as defined in the Secured Convertible Debentures, occurs, Cornell Capital may declare the entire unpaid balance of principal and interest due and payable.  If an event of default, as defined in the Secured Convertible Debentures, occurs and remains uncured, then the conversion price will be reduced to $0.10 per share.

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

3. Securities Purchase Agreement with Cornell Capital Partners (continued)

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

The holders of the debentures and warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants.  Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control.  Accordingly, the initial estimated aggregate fair value of the derivatives (warrants and conversion feature) of $5,000,000 was recorded as a derivative liability in the consolidated balance sheet, with a corresponding reduction in the face value of the debenture liability treated as debt discount that will be amortized over the life of the debentures.  Changes in the estimated fair value of the derivative liability are recorded in the statement of operations at the end of each reporting period.  At December 31, 2005, there was an immaterial change in the estimated fair value of the derivative liability since the date of issuance of the debentures and warrants.

Pursuant to the Securities Purchase Agreement (Agreement), the Company paid Yorkville Advisors Management LLC, the general partner of Cornell Capital, a fee of $335,000.  Additionally, the Company has paid a commission of $195,000 in connection with the issuance of the Secured Convertible Debentures to Spencer Clarke LLC.  The Company has deferred and is amortizing these costs on a basis that approximates the interest method over the expected term of the related debt.  Total amortization recorded as finance charges, related to this debt, for the three months ended December 31, 2005 is $59,453 and the unamortized deferred finance costs of the debt is $470,547.

In addition, the Company will issue warrants to Spencer Clarke LLC for the purchase of the Company’s common stock, equal to 10% of the shares converted by Cornell Capital, at a price equal to the conversion price, plus $0.05 per share, for a period of 5 years.

4. Common Stock

The following table summarizes the activity related to common stock and additional paid in capital for the three months ended December 31, 2005:

	Shares	Common stock	Additional paid in capital	Total
Balance, September 30, 2005	30,686,376	$30,586	$22,245,971	$22,276,557
Stock options issued for compensation	-	-	900	900
Balance, December 31, 2005	30,686,376	$30,586	$22,246,871	$22,277,457

(a) Share-based incentive plans

The Company has three share-based incentive plans, each being limited so that options to acquire no more than 2,500,000 common shares per plan may be outstanding at any one time.

(i)

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant.  All options expire no later than ten years from the grant date.  In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option.  As of December 31, 2005, options to purchase an aggregate of 1,040,000 common shares have been issued under this plan.

(ii)

Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant.  The options expire ten years from the date of grant.  As of December 31, 2005, options to purchase an aggregate of 2,080,000 common shares have been issued under this plan.

(iii)

Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant.  The options vest over three years.  As of December 31, 2005, options to purchase an aggregate of 1,709,584 common shares have been issued under this plan.

4. Common stock (continued)

(a) Share-based incentive plans (continued)

                  The following tables contain information with respect to all options granted by the Company, in                   addition to those granted under the preceding incentive plans:

	Shares	Weighted average exercise price per share

Options outstanding, September 30, 2005	14,850,984	$1.09
Granted, exercised and expired	-	-
Options outstanding, December 31, 2005	14,850,984	$1.09

	Outstanding options			Exercisable options
Price	Shares	Remaining life (years)	Weighted average price /share	Shares	Weighted average price /share
$0.67-$1.07	11,574,417	3.40	$0.99	10,539,417	$1.00
1.22-1.25	617,400	2.68	1.24	517,400	1.25
1.30-1.50	2,059,167	5.84	1.37	1,509,167	1.39
1.88	525,000	7.75	1.88	525,000	1.88
2.00-3.00	75,000	2.98	2.70	75,000	2.70
	14,850,984			13,165,984

(b) Stock warrants

Warrants outstanding for the purchase of common stock are as follows:

Number of warrants
Outstanding, September 30, 2005	2,554,461
Issued	5,000,000
Expired	(66,143)
Outstanding, December 31, 2005	7,488,318

The warrants outstanding at December 31, 2005, can be exercised at prices ranging from  $0.60 to $3.00 ($1.10 Wt. Avg. price/share).  The expiration dates of the warrants range from January 4, 2006 to November 13, 2010.

5.

Basic and diluted loss per common share

Basic and diluted net loss per share the three months ended December 31, 2005 and 2004 have been computed based as follows:

	Three months ended December 31,
	2005	2004

Net loss	$(1,540,754)	$(2,130,023)
Total weighted average number of common shares outstanding	30,686,376	26,467,847
Net loss per common share	$(0.05)	$(0.08)

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three months ended December 31,
	2005	2004

Shares issuable upon exercise of stock options	14,850,984	14,556,984
Shares issuable upon exercise of warrants	7,488,318	2,113,355
Shares issuable upon conversion of convertible promissory notes	183,745	1,413,533
Shares issuable upon conversion of secured convertible debentures	7,331,224	-

6.

Interest, amortization of debt discounts and finance charges

Interest and finance charges consists of:

	Three months ended December 31,
	2005	2004

Amortization of deferred finance charges paid in connection with the secured convertible debentures (2006 issue)	$59,453	$-
Amortization of deferred finance charges paid and debt discount related to the beneficial conversion feature and warrants issued in connection with the convertible promissory notes (2005 issue)	335,444	-
Amortization of deferred finance charges and issue costs paid	-	53,931
Amortization of the fair value of warrants issued for placement fees (2004 issue)	-	59,198
Amortization of debt discount related to the beneficial conversion feature and warrants issued in connection with the convertible promissory notes (2004 issue)	-	513,675
Interest on convertible promissory notes	1,176	30,667
Interest on secured convertible debentures	97,342	-
Other interest	18,791	24,982
	$512,206	$682,453

7. Related party transactions

On August 1, 2005, a director of the Company agreed to loan up to $250,000 to the Company pursuant to a 3.58% promissory note.  $22,600 is outstanding as of December 31, 2005.  The Company will issue 22,600 shares of common stock in lieu of repayment of the promissory note in the second quarter of Fiscal 2006.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Development of WindStor

Optimization of the WindStor® system (“WindStor”) and WindStor Wind Turbine (“WWT”) began during the quarter. Selection of the engineering firm, Analytical Design Service Corporation (“ADSC”), was made to transition the post 100 kilowatt (“kW”) prototype, installed at the Université du Québec en Abitibi-Témiscamingue, in Rouyn-Noranda, Québec Canada, engineering improvements into a fully commercial 200 kW configuration.  Further improvements to vertical axis wind turbine technology may have intellectual property considerations and filing for additional patent(s) protection is being considered.

During the quarter ended December 31, 2005, we broke ground at Pioneer Bluff, the Ishpeming, Michigan installation site for our first WindStor project.  If all of the previously reported conditions are satisfied, we are planning for an April 2006 installation at Pioneer Bluff.  During the quarter we also entered into two additional non-binding Power Purchase Agreements (“PPAs”), continued discussions with prospective customers and issued a variety of proposals for WindStor projects.  Any contract entered into will depend upon, among other things, adequate funding to pay for the units and complete installation.

Testing of the 100 kW WWT prototype, continued during the quarter and was primarily directed at software and control program optimization.

During the quarter we spent approximately $394,000 on WindStor related Research and Development.

During the quarter we issued our Secured Convertible Debentures to Cornell Capital Partners, LP (“Cornell Capital”) in the aggregate principal amount of $5 Million for which we received gross proceeds of that amount.  Approximately $2,250,000 of the funding was used for fees and to repay prior debt funding received from Cornell Capital as part of the Standby Equity Distribution Agreement entered into with Cornell Capital in December 2004.  Reference is made to Item 1.01 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.  The remaining net proceeds were used to fund WindStor development, reduce our obligations and fund operations.

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

Our anticipated near term allocation of funding is as follows, if we are able to obtain the funds:

USE	AMOUNT	TIME FRAME

WindStor Optimization	$225,000	2 Months
Five 200kW WWT Fabrications	$1,500,000	6 Months
Installation and Commissioning	$500,000	6 Months

If we are successful in obtaining funds to be utilized in connection with WindStor, in addition to the near term allocation described above, we intend to allocate them as follows (based on the maximum amount of funds received):

Marketing of WWTs and WindStor	$3,000,000
Continued WWT development, repayment of promissory notes and other corporate purposes	$7,000,000
TOTAL	$10,000,000

We have reduced the number of Sales Representatives from 18 companies to 11 in the United States. Each will be paid upon the completion of a WindStor project utilizing one or more WWTs installed through their efforts. Two agents will receive $35,000 for each of the first 10 WWTs they sell. Thereafter and for other agents, payment will be $20,000 per WWT installed.  Certain of the agents will also receive a 2% “carried equity interest” in each WindStor system they sell.

Each of the agents has represented to us that it has expertise in the sale and promotion of energy products.

Lac Doré Mining Co.

We continue to investigate the market possibilities for divesting the Lac Doré deposit.  At this point we do not have any indications of interest for a purchase.

We only intend to continue the maintenance of our claims rather than any other activities at Lac Doré.  Whether the refining technology developed during the preliminary feasibility study is part of a potential sale of Lac Doré will depend upon the value allocation.  We may consider a license of the technology rather than sale if the prospects of increased value is determined.

Cash Requirements for 2006 Fiscal Year Administrative Costs

As noted above, we must obtain substantial additional capital to engage in our proposed businesses.

Our approximate cash requirements for administrative costs for the fiscal year ending September 30, 2006 (including direct support of subsidiary operations) follows:

Use	Amount
Employee salaries	$1,000,000
Professional costs (includes consultants, outside accountants, independent auditors and legal counsel)	$400,000
General and administrative (includes lease obligations, travel and other administrative costs)	$700,000

Neither we nor our subsidiaries will be able to continue commercial or administrative functions for more than a few months unless substantial additional funding becomes available.

As stated in the notes to our consolidated financial statements, because we have suffered recurring losses and a have a deficiency in net assets and working capital, there is substantial doubt about our ability to continue as a going concern.  Our auditors have included a statement to that effect in their report dated December 20, 2005 on our consolidated financial statements as of September 30, 2005.

Additional Employees and other Employment related activities

Currently, we have 11 fulltime employees.  WindStor Power Co. will need to add a number of employees in anticipation of successful commercial roll out of WindStor and the WWT.  Additions include project managers and administrative personnel.  McKenzie Bay International, Ltd. intends to add administrative personnel, including a controller.

At the October 12, 2005 meeting of our Board of Directors, Gary L. Westerholm resigned as President and was elected as the Chairman of the Board of Directors.  Gregory N. Bakeman was promoted to President of the company and retained his duties as Chief Financial Officer.  Contract extensions were executed with Messrs. Westerholm and Bakeman.

John W. Sawarin retired as an officer in the first quarter, but will remain as a director.

Forward-Looking Statements

This Form 10-QSB contains statements that are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “estimates,” “anticipates,” “plans,” “believes,” “projects,” “expects,” “intends,” “predicts,” “potential,” “future,” “may,” “contemplates,” “will,” “should,” “could,” “would” or the negative of such terms or other comparable terminology. These statements relate to our future operations and financial performance or other future events.  Many of the forward-looking statements are based on current expectations, management beliefs, certain assumptions made by our management and estimates and projections about our industry.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence.  Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements.  In addition to factors described in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005, and other periodic reports filed with the SEC including those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 under the caption “FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK,” which disclosure is hereby incorporated by reference, could cause actual results to differ from those described in the forward-looking statements.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The responses to Sections 1 and 3 of our Current Report on Form 8-K dated October 21, 2005 and Item 1.01 of our Current Report on Form 8-K dated October 11, 2005 are hereby incorporated by reference.

We claimed exemption from the registration provisions of the Securities Act of 1933 pursuant to the provisions of Section 4(2) thereof inasmuch as no public offering was involved.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 6.   Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. Previously filed as an exhibit to our registration statement on Form 10-SB and hereby incorporated by reference.
3.2	Bylaws. Previously filed as an exhibit to our registration statement on Form 10-SB and hereby incorporated by reference.
4.1	See Exhibits 3.1 and 3.2.
4.2

Promissory Note and Warrant issued on August 13, 2004, letter of August 16, 2004 amending certain terms and “Debenture” setting forth certain terms.  Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 and hereby incorporated by reference.

4.3

Form of Debenture dated July 14, 2005 payable to Centre local de développement MRC Rouyn-Noranda and related Loan Agreement, Suretyship and form of warrant.  Previously filed as an exhibit to Post-Effective Amendment No. 2 to our registration statement on Form SB-2, file number 333-119493 and hereby incorporated by reference.

4.4

Form of Secured Convertible Debentures issued to Cornell Capital Partners, LP.  Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.1	Form of Power Purchase Agreement. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.
10.2

Securities Purchase Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.3

Investor Registration Rights Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.4

Pledge And Escrow Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP, David Gonzalez, Esq. and McKenzie Bay International, Ltd.  Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.5

Employment Agreement dated December 22, 2005 between Gary L. Westerholm and McKenzie Bay International, Ltd. *  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, and incorporated herein by reference. *

10.6

Employment Agreement dated December 22, 2005 between Gregory N. Bakeman and McKenzie Bay International, Ltd. *  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, and incorporated herein by reference. *

10.7	Termination Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. ++
10.8	Deferred Compensation Agreement made effective as of October 1, 2005 by and between McKenzie Bay International, Ltd. and John W. Sawarin. * ++
31.1	Rule 13a-14(a) Certification of Gregory N. Bakeman. ++
32.1	Section 1350 Certification of Gregory N. Bakeman.++

*

Management contract or compensatory plan or arrangement.

++

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKENZIE BAY INTERNATIONAL, LTD.

Date: February 21, 2006	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman President, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)