Form 10QSB/A
period 2005-12-31
MCKENZIE BAY INTERNATIONAL LTD
filed 2006-03-03
CIK 1144216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

AMENDMENT NO.1

TO

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

37899 Twelve Mile Road, Ste.300 Farmington Hills, MI 48331 (Address of Principal Executive Offices)

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

-i-

MCKENZIE BAY INTERNATIONAL, LTD.

(A development-stage company)

-ii-

PART I.  FINANCIAL INFORMATION

Item 1.

  Financial Statements.

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$1,053,539	$123,221
Refundable taxes and other receivables	25,482	53,396
Prepaid expenses and deposits	157,125	160,920
Reclamation cash bond	41,000	41,000
Deferred issue and finance costs (note 3)	470,547	328,750
Total current assets	1,747,693	707,287
Property and equipment	25,084	26,551
Other assets	38,771	38,599
Total assets	$1,811,548	$772,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current:
Bank indebtedness	$98,155	$97,720
Accounts payable and accrued liabilities	2,466,339	3,147,469
Loan from directors (note 7)	22,600	72,600
Convertible promissory notes, net of discount	206,696	199,052
Promissory notes	-	1,750,000
Current portion of long-term debt	248,993	354,664
Reclamation and closure liabilities	40,000	40,000
Total current liabilities	3,082,783	5,661,505
Secured convertible debentures, net of discount(note 3)	-	-
Liability for derivative instruments (note 3)	5,422,000	-
Long-term debt, less current portion	1,251,548	1,087,711
Total liabilities	9,756,331	6,749,216
Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock - $0.001 par value (note 4):
75,000,000 shares authorized,
30,686,376 issued and outstanding	30,586	30,586
Additional paid in capital	21,824,871	22,245,971
Deficit accumulated during the development stage	(29,138,065)	(27,597,311)
Accumulated other comprehensive loss	(662,175))	(656,025)
Total stockholders’ deficit	(7,944,783))	(5,976,779)
Total liabilities and stockholders’ deficit	$1,811,548	$772,437

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

The holders of the debentures and warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants.  Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control.  Accordingly, the initial estimated aggregate fair value of the derivatives (warrants and conversion feature) of $5,000,000 was recorded as a derivative liability in the consolidated balance sheet, with a corresponding reduction in the face value of the debenture liability treated as debt discount that will be amortized over the life of the debentures. In addition, previouly issued warrants and stock options issued to non-employees with an estimated fair value of $422,000 have been reclassified from additional paid-in capital to the derivative liability. Changes in the estimated fair value of the derivative liability are recorded in the statement of operations at the end of each reporting period.  At December 31, 2005, there was an immaterial change in the estimated fair value of the derivative liability since the date of issuance of the debentures and warrants.

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

4. Common Stock

The following table summarizes the activity related to common stock and additional paid in capital for the three months ended December 31, 2005:

	Shares	Common stock	Additional paid in capital	Total
Balance, September 30, 2005	30,686,376	$30,586	$22,245,971	$22,276,557
Reclassification of warrants and options to derivative liability			(422,000)
Stock options issued for compensation	-	-	900	900
Balance, December 31, 2005	30,686,376	$30,586	$21,824,871	$22,277,457

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

Item 3.  Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.5

Employment Agreement dated December 22, 2005 between Gary L. Westerholm and McKenzie Bay International, Ltd. *  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, and incorporated herein by reference. *

10.6

Employment Agreement dated December 22, 2005 between Gregory N. Bakeman and McKenzie Bay International, Ltd. *  Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, and incorporated herein by reference. *

10.7

Termination Agreement dated as of October 6, 2005 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005, and incorporated herein by reference.

10.8

Deferred Compensation Agreement made effective as of October 1, 2005 by and between McKenzie Bay International, Ltd. and John W. Sawarin.  * Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005, and incorporated herein by reference.

31.1	Amended Rule 13a-14(a) Certification of Gregory N. Bakeman. ++
32.1	Amended Section 1350 Certification of Gregory N. Bakeman.++

*

Management contract or compensatory plan or arrangement.

++

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKENZIE BAY INTERNATIONAL, LTD.

Date: March 3, 2006	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman President, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)