Form 10QSB
period 2006-03-31
MCKENZIE BAY INTERNATIONAL LTD
filed 2006-05-19
CIK 1144216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-49690

MCKENZIE BAY INTERNATIONAL, LTD.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0386871 (IRS Employer Identification No.)

37899 Twelve Mile Road, Ste. 300 Farmington Hills, MI 48331 (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 17, 2006 there were 32,218,462 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

-i-

MCKENZIE BAY INTERNATIONAL, LTD.

(A development-stage company)

-ii-

PART I.  FINANCIAL INFORMATION

Item 1.

  Financial Statements.

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$79,482	$123,221
Refundable taxes and other receivables	19,564	53,396
Prepaid expenses and deposits	98,249	160,920
Reclamation cash bond	41,000	41,000
Deferred issue and finance costs (note 3)	405,294	328,750
Total current assets	643,589	707,287
Property and equipment	126,277	26,551
Other assets	38,716	38,599
Total assets	$808,582	$772,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current:
Bank indebtedness	$53,533	$97,720
Accounts payable and accrued liabilities	2,555,831	3,147,469
Loan from directors	-	72,600
Convertible promissory notes, net of discount	214,200	199,052
Promissory notes	-	1,750,000
Current portion of long-term debt	167,193	354,664
Reclamation and closure liabilities	40,000	40,000
Total current liabilities	3,030,757	5,661,505
Secured convertible debentures, net of discount (note 3)	87,029	-
Liability for derivative instruments (note 3)	5,251,000	-
Long-term debt, less current portion	1,250,020	1,087,711
Total liabilities	9,618,806	6,749,216
Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock - $0.001 par value (note 4):
150,000,000 shares authorized, 31,079,856 and 30,686,376 issued and outstanding	30,980	30,586
Additional paid in capital	22,071,099	22,245,971
Deficit accumulated during the development stage	(30,231,744)	(27,597,311)
Accumulated other comprehensive loss	(680,559)	(656,025)
Total stockholders’ deficit	(8,810,224)	(5,976,779)
Total liabilities and stockholders’ deficit	$808,582	$772,437

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

					Cumulative from
	Three months ended March 31,		Six months ended March 31,		inception on August 23,
	2006	2005	2006	2005	1996 to March 31, 2006
Revenue	$-	$-	$-	$-	$12,825
Expenses:
Mineral properties and exploration activities	298	156,401	9,152	177,545	7,576,952
Research and development, net	145,723	373,854	539,487	1,266,630	3,629,293
General administration	126,757	104,809	215,968	186,541	2,142,938
Employee wages and benefits	115,038	16,051	236,334	28,121	1,684,084
Management wages and benefits	218,656	213,424	443,101	372,969	4,721,906
Professional fees	121,167	228,723	262,169	446,568	3,479,130
Promotion and travel	46,193	58,750	99,158	119,374	1,334,406
Depreciation	1,512	1,830	3,011	3,664	414,604
Other expense (income):
Interest, amortization of debt discounts and finance charges (note 6)	504,146	653,227	1,016,352	1,335,680	2,988,644
Asset impairments	-	-	-	-	1,626,821
Incorporation and reorganization costs	-	-	-	-	152,051
Realized loss on marketable securities	-	-	-	-	1,242,242
Gain on sale of property and equipment	-	-	-	-	(26,806)
Gain on settlement of debt	-	(176,570)	-	(176,570)	(176,667)
Interest income	(3,811)	(88)	(8,299)	(88)	(88,096)
Gain on fair value of derivative liability	(182,000)	-	(182,000)	-	(182,000)
Refundable exploration tax credit and mining tax	-	-	-	-	(421,905)
Net loss before income taxes and cumulative effect of change in accounting principle for SFAS 142	(1,093,679)	(1,630,411)	(2,634,433)	(3,760,434)	(30,084,772)
Income taxes	-	-	-	-	-
Loss before cumulative effect of change in accounting principle for SFAS 142	(1,093,679)	(1,630,411)	(2,634,433)	(3,760,434)	(30,084,772)
Cumulative effect of change in accounting principle for SFAS 142	-	-	-	-	(146,972)
Net loss	$(1,093,679)	$(1,630,411)	$(2,634,433)	$(3,760,434)	$(30,231,744)
Foreign currency translation adjustment	(18,384)	1,307	(24,534)	(152,992)	(680,559)
Comprehensive loss	$(1,112,063)	$(1,629,104)	$(2,658,967)	$(3,913,426)	$(30,912,303)
Basic and diluted loss per share (note 5)	$(0.04)	$(0.06)	$(0.09)	$(0.14)

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. And subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Six months ended March 31,		inception on August 23, 1996 to
	2006	2005	March 31, 2006
Operating activities:
Net loss	$(2,634,433)	$(3,760,434)	$(30,231,744)
Items not affecting cash:
Cumulative effect of change in accounting principle	-	-	146,972
Depreciation	3,011	3,664	414,604
Amortization of debt discount and deferred finance charges	765,983	1,222,285	2,090,075
Expenses settled through issuance of common stock	-	-	1,992,184
Asset impairments	-	-	1,626,821
Realized loss on marketable securities	-	-	1,242,242
Gain on sale of property and equipment	-	-	(26,806)
Gain on settlement of debt	-	(176,570)	(176,667)
Gain on fair value of derivative liability	(182,000)	-	(182,000)
Stock-based payments	1,800	4,050	2,530,651
Other	-	-	(30,061)
Net changes in working capital related to operations:
Refundable taxes and other receivables	33,693	13,241	(6,042)
Prepaid expenses and deposits	62,671	(577,706)	(47,765)
Accounts payable and accrued expenses	(592,576)	1,024	2,558,936
Reclamation and closure liabilities	-	(168,574)	40,000
Net cash used in operating activities	(2,541,851)	(3,439,020)	(18,058,600)
Investing activities:
Purchase of marketable securities	-	-	(1,767,835)
Proceeds from sale of property and equipment	-	-	100,000
Proceeds from sale of marketable securities	-	-	525,593
Redemption (purchase) of reclamation cash bond	-	-	(41,000)
Purchase of property and equipment	(102,706)	(2,375)	(2,188,551)
Acquisition of business, net of cash acquired	-	-	(31,286)
Net cash used in investing activities	(102,706)	(2,375)	(3,403,079)

(continued next page)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Six months ended March 31,		inception on August 23, 1996 to
	2006	2005	March 31, 2006

Financing activities:
Issuance of notes payable	$-	$-	$350,000
(Decrease) increase of bank indebtedness	(44,349)	(8,155)	35,314
Proceeds from issuance of convertible promissory notes	-	-	1,228,280
Increase in promissory notes	-	3,000,000	3,500,000
Repayment of promissory notes	(1,750,000)	-	(3,500,000)
Repayment of convertible promissory notes	-	-	(175,000)
Loan from directors	-	-	72,600
Repayment of loan from directors	(50,000)	-	(50,000)
Proceeds from secured convertible debt	5,000,000	-	5,000,000
Payment of financing fees and issue costs	(530,000)	(542,500)	(1,270,000)
Issuance of long-term debt	159,000	-	296,435
Repayment of long-term debt	-	-	(137,435)
Repayment of government assistance	(184,084)	(129,465)	(374,209)
Receipt of repayable government assistance	-	86,229	1,288,978
Proceeds from sale of common stock	-	545,000	15,430,558
Proceeds from sale of options	-	-	33,160
Redemption of redeemable common stock	-	-	(37,500)
Purchase of common stock for treasury	-	-	(149,622)
Net cash provided by financing activities	2,600,567	2,951,109	21,541,559
Effect of foreign currency exchange rate on change on cash and cash equivalents	251	(7,630)	(398)
Net increase (decrease) in cash and cash equivalents	(43,739)	(497,916)	79,482
Cash and cash equivalents, beginning of period	123,221	562,250	-
Cash and cash equivalents, end of period	$79,482	$64,334	$79,482

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Six months ended March 31,		inception on August 23, 1996 to
	2006	2005	March 31, 2006

Supplemental non-cash financing activities:
Cash paid for interest	$236,455	$11,167	$505,784
Issuance of common stock in lieu of settlement of debt	22,600	74,750	97,350
Issuance of common stock upon conversion of secured convertible debentures	200,000	-	200,000
Issuance of common stock in lieu of payment of issue costs	-	270,000	550,000
Issuance of common stock in lieu of repurchasing redeemable common stock	-	16,250	202,500
Issuance of stock options in lieu of repurchasing redeemable common stock	-	-	605,210
Issuance of common stock upon conversion of promissory notes	-	825,000	850,626
Issuance of common stock in lieu of payment of notes payable	-	-	356,424
Repurchase of common stock in settlement of accounts receivable	-	-	11,300

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

1.

Nature of operations

McKenzie Bay International, Ltd. and subsidiaries (Company) is a development stage company with no operations.  The Company’s primary business activity is the development of wind powered alternative energy systems.  In addition, the Company holds mining claims to a vanadium deposit in Northern Quebec.

2.

Accounting policies

(a)

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  The accompanying financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended September 30, 2005.  The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three-months and six-months periods ended March 31, 2006, are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2006.

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

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows for the periods ended March 31, 2006 and 2005:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Net loss, as reported	$(1,093,679)	$(1,630,411)	$(2,634,433)	$(3,760,434)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	900	2,025	1,800	4,050

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(420,940)	(63,855)	(475,716)	(872,162)
Pro forma net loss	$(1,513,719)	$(1,692,241)	$(3,108,349)	$(4,628,546)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.06)	$(0.09)	$(0.14)
Pro forma	$(0.05)	$(0.06)	$(0.10)	$(0.17)

2.

Accounting policies (continued)

(d) Share Based Payment

The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions for the periods ended March 31, 2006 and 2005:

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

3.

Securities Purchase Agreement with Cornell Capital Partners (continued)

The Secured Convertible Debentures are convertible into shares of the Company’s common stock at the option of Cornell Capital.  The number of shares issuable upon a conversion equals the quotient obtained by dividing the then outstanding amount of the Secured Convertible Debenture to be converted by the price per share equal to the lesser of (a) $1.10 or (b) 80% of the lowest closing bid price of the Company’s shares for the five trading days immediately preceding the conversion, subject to adjustments set forth in the Secured Convertible Debenture.   If, however, at the time of any conversion:  (1) the number of the Company’s shares authorized, unissued and unreserved for all purposes, or held as treasury stock, is insufficient to fund the conversion; (2) its shares are not listed or quoted for trading on the Nasdaq OTC Bulletin Board, Nasdaq Capital Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market; (3) the Company has failed to timely satisfy the conversion; or (4) the conversion would be prohibited by the terms of the Secured Convertible Debenture, then, at the option of Cornell Capital, the Company, in lieu of delivering shares, must deliver, an amount in cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the then conversion price and multiplied by the highest closing price of the shares from date of the conversion notice until the date that such cash payment is made.  Other adjustments of the conversion price are similar to the adjustment to the exercise price of the warrant the Company issued to Cornell Capital as described below.

If an event of default, as defined in the Secured Convertible Debentures, occurs, Cornell Capital may declare the entire unpaid balance of principal and interest due and payable.  If such an event of default  occurs and remains uncured, then the conversion price will be reduced to $0.10 per share.

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

3.

Securities Purchase Agreement with Cornell Capital Partners (continued)

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

On October 11, 2005, the Company also entered into a Registration Rights Agreement with Cornell Capital wherein the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) the registration statement for the resale by Cornell Capital of at least 39,062,500 shares to be issued upon conversion of the Secured Convertible Debentures and 5,000,000 shares underlying the warrants. In the event that the registration statement had not been declared effective by the SEC within 120 days of its filing or if after it having been declared effective by the SEC sales cannot be made pursuant to the registration statement, then the Company will pay liquidated damages of 2% of the liquidated value of the Secured Convertible Debentures outstanding for each thirty day period..  The Company has agreed to indemnify Cornell Capital against certain losses, costs or damages which may arise in connection with the registration statement, including those that may arise under the Securities Act of 1933.

The holder of the Secured Convertible Debentures and warrants has registration rights that required the Company to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the Secured Convertible Debentures and the exercise of the warrants.  Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control.  Accordingly, the initial estimated aggregate fair value of the derivatives (warrants and conversion feature) of $5,000,000 was recorded as a derivative liability in the consolidated balance sheet, with a corresponding reduction in the face value of the debenture liability treated as debt discount that will be amortized over the life of the debentures.  Changes in the estimated fair value of the derivative liability are recorded in the statement of operations at the end of each reporting period.  At March 31, 2006, the change in the estimated fair value of the derivative liability since the date of issuance of the debentures and warrants resulted in a gain of $182,000.

Pursuant to the Securities Purchase Agreement, the Company paid Yorkville Advisors Management LLC (Yorkville), the general partner of Cornell Capital, a fee of $335,000.  Additionally, the Company has paid a commission of $195,000 in connection with the issuance of the Secured Convertible Debentures to Spencer Clarke LLC.  The Company has deferred and is amortizing these costs on a basis that approximates the interest method over the expected term of the related debt.  Total amortization recorded as finance charges, related to this debt, is $65,253 and $124,706 for the three months and six months ended March 31, 2006 and the unamortized deferred finance costs of the debt is $405,294.

3.

Securities Purchase Agreement with Cornell Capital Partners (continued)

During the quarter ended March 31, 2006, $200,000 of the Secured Convertible Debentures were converted into 370,880 common shares.  The principal amount of the Secured Convertible Debentures outstanding on March 31, 2006 was $4,800,000.  The debt discount attributable to the conversion feature is being amortized as additional non-cash interest expense over the life of the debt using the effective interest method.  Total amortization recorded as interest expense during the three months ended March 31, 2006 is $287,029 and the unamortized discount of the debt is $4,712,971 as at March 31, 2006.

In addition, the Company issued  warrants to Spencer Clarke LLC for the purchase of 37,088 shares of the Company’s common stock, at a price equal to the conversion price, plus $0.05 per share, for a period of 5 years. The Company agreed to  issue additional warrants to Spencer Clarke to the extent that the number of shares underlying the warrants will be  equal to 10% of the number of shares acquired by Cornell Capital upon conversion of the Secured Convertible Debentures.

4.

Common stock

The following table summarizes the activity related to common stock and additional paid in capital for the six months ended March 31, 2006:

	Shares	Common stock	Additional paid in capital	Total
Balance, September 30, 2005	30,686,376	$30,586	$22,245,971	$22,276,557
Reclassification of warrants and options to derivative liability	-	-	(422,000)	(422,000)
Stock options issued for compensation	-	-	900	900
Balance, December 31, 2005	30,686,376	30,586	21,824,871	21,855,457

Common shares issued for settlement of loan from director	22,600	23	22,577	22,600
Common shares issued on conversion of secured convertible debenture (note 3)	370,880	371	199,629	200,000
Stock option compensation	-	-	900	900
Stock option services	-	-	23,122	23,122

Balance, March 31, 2006	31,079,856	$30,980	22,071,099	$22,102,079

On March 9, 2006, the shareholders approved an increase in the aggregate number of common shares the company is authorized to issue from 75,000,000 shares to 150,000,000 shares.

4.

Common stock (continued)

(a)

Share-based incentive plans

The Company has three share-based incentive plans, each being limited so that options to acquire no more than 2,500,000 common shares per plan may be outstanding at any one time.

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant.  All options expire no later than ten years from the grant date.  In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option.  As of March 31, 2006, options to purchase an aggregate of 1,440,000 common shares have been issued under this plan.

Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant.  The options expire ten years from the date of grant.  As of March 31, 2006, options to purchase an aggregate of 1,830,000 common shares have been issued under this plan.

Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant.  The options vest over three years.  As of March 31, 2006, options to purchase an aggregate of 2,189,314 common shares have been issued under this plan.

The following tables contain information with respect to all options granted by the Company, in addition to those granted under the preceding incentive plans:

4.

Common stock (continued)

(b) Stock warrants

Warrants outstanding for the purchase of common stock are as follows:

Number of warrants
Outstanding, September 30, 2005	2,554,461
Issued	5,000,000
Expired	(66,143)
Outstanding, December 31, 2005	7,488,318
Issued	37,088
Expired	(15,730)
Outstanding, March 31, 2006	7,509,676

The warrants outstanding at March 31, 2006, can be exercised at prices ranging from $0.57 to $2.25. The expiration dates of the warrants range from April 08, 2006 to March 22, 2011.

5.

Basic and diluted loss per common share

Basic and diluted net loss per share the three months and six months ended March 31, 2006 and 2005 have been computed as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Net loss	$(1,093,679)	$(1,630,411)	$(2,634,433)	$(3,760,434)
Total weighted average number of common shares and equivalent	30,776,662	28,093,859	30,831,270	26,839,146
Net loss per common share	$(0.04)	$(0.06)	$(0.09)	$(0.14)

	The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect:

			Shares at end of period March 31,
			2006	2005

	Shares issuable upon exercise of stock options		15,520,714	14,498,484
	Shares issuable upon exercise of warrants		7,509,676	2,164,931
	Shares issuable upon conversion of convertible promissory notes		183,745	80,200
	Shares issuable upon conversion of secured convertible debentures		6,960,344	-

6.

Interest, amortization of debt discounts and finance charges

Interest and finance charges consists of:

Three months ended March 31,		Six months ended March 31,	
	2006	2005	2006	2005
Amortization of deferred finance charges paid in connection with the secured convertible debentures (2006 issue)	$ 65,253	$ -	$ 124,706	$ -
Amortization of debt discount related to the intrinsic value of the beneficial conversion feature and warrants issued in connection with the secured convertible debenture (2006 issue)	287,029	-	287,029	-
Amortization of the fair value of warrants issued for placement fees (2006 issue)	11,000	-	11,000	-
Amortization of deferred finance charges paid and debt discount related to the intrinsic value of beneficial conversion feature and warrants issued in connection with the convertible promissory notes (2005 issue)	7,804	-	343,248	-
Amortization of deferred finance charges and issue costs paid	-	25,793	-	79,724
Amortization of the fair value of warrants issued for placement fees (2004 issue)	-	60,197	-	119,395
Amortization of debt discount related to the intrinsic value of the beneficial feature and warrants

7. Subsequent events

Securities Purchase Agreement with Cornell Capital Partners

On April 25, 2006, the Company entered into a Securities Purchase Agreement (Agreement) with Cornell Capital Partners (Cornell Capital). Upon the terms and subject to the conditions contained in the Agreement, the Company agreed to sell to Cornell Capital and Cornell Capital agreed to purchase up to $1,500,000 of secured Convertible Debentures.

Pursuant to the Agreement, Cornell Capital purchased a Secured Convertible Debenture from the Company in the face amount of $500,000 for a like amount on April 25, 2006. The principal sum together with accrued but unpaid interest at an annual rate of 10% is payable on or before April 18, 2008.

The terms and conditions of the Agreement are substantially the same as the previous Securities Purchase Agreement as described in Note 3 with the following exceptions:

1.

For the purposes of determining the price to redeem debentures or convert the debentures to common stock are based on $0.75 per share as opposed to $1.10 per share.

2.

The company has pledged as security a further 10,869,564 shares of common stock pursuant to a Pledge and Escrow Agreement.

Pursuant to the Agreement, the Company agreed to pay Yorkville a fee of $37,500 from the proceeds of the sale of each of the Secured Convertible Debentures. The Company also agreed to pay Yorkville a structuring fee of $10,000 proportionally from each disbursement. These fees will be amortized over the life of the Agreement.

The Company has and will continue to pay to Spencer Clarke LLC, 6% of the proceeds received from Cornell Capital from the sale of the Secured Convertible Debentures. This fee will be deferred and amortized over the life of the Secured Convertible debentures. In addition, the Company agreed to issue  warrants to Spencer Clarke LLC for the purchase of shares of the Company’s common stock at a price equal to the conversion price of the Secured Convertible Debentures, plus $0.05 per share, for a period of 5 years. The number of shares underlying the warrants will be equal to 10% of the number of shares acquired by Cornell Capital upon conversion of the Secured Convertible Debentures.

Pursuant to the Agreement, the Company has issued a warrant to Cornell Capital to purchase 5,000,000 shares for a period of five years at an exercise price of $0.75 per share, subject to adjustment as set forth in the warrant. In no event, however, shall the holder of the warrant be entitled to exercise the warrant for a number of shares in excess of that number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of common stock following such exercise, except within sixty days of the expiration of the warrant. If at the time of exercise of the warrant, the underlying shares are not subject to an effective registration statement under the Securities Act of 1933 or if an event of default under the Secured Convertible Debentures or certain other documents has occurred, the holder of the warrant, in lieu of making payment of the exercise price in cash, may elect a cashless exercise in accordance with the formula set forth in the warrant.

The Company has the right, at its option, provided that the shares issuable under the warrant are registered as described below, to force Cornell Capital to exercise the warrant in whole or in part if the closing bid price of its common stock is $1.25 or greater for 15 consecutive trading days and such bid price is higher than the then exercise price of the warrant.

7.

Subsequent events (continued)

Securities Purchase Agreement with Cornell Capital Partners (continued)

On April 25, 2006, the Company also entered into a Registration Rights Agreement with Cornell Capital wherein the Company agreed to prepare and file with the SEC a registration statement for the resale by Cornell Capital of at least 13,586,956 shares to be issued upon conversion of the Secured Convertible Debentures and 5,000,000 shares underlying the warrants. The registration statement was filed with the SEC on May 12, 2006. In the event that the registration statement is not declared effective by the SEC not later than August 16, 2006 or if after it has been declared effective by the SEC, and sales cannot be made pursuant to the registration statement, then the Company will pay liquidated damages of 2% of the liquidated value of the Secured Convertible Debentures for each 30 day period..  The Company has agreed to indemnify Cornell Capital against certain losses, costs or damages which may arise in connection with the registration statement, including those that may arise under the Securities Act of 1933.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Development of WindStor

Phase 1 of the optimization of the WindStor system (“WindStor”) and WindStor Wind Turbine (“WWT”) was completed during the quarter.  Analytical Design Service Corporation (“ADSC”) provided a redesign of the 100 kilowatt (“kW”) prototype, installed at the Université du Québec en Abitibi-Témiscamingue, in Rouyn-Noranda, Québec Canada, engineering improvements into 200 kW configuration capable of operating in lighter winds (“Class 3”) which we anticipate will be capable of being cost effective to end users at certain electricity selling prices.  ADSC’s improvements to the WWT have provided what we believe to be are unique vertical axis wind turbine technology and we are preparing filing(s) for additional patent protection.  There can be no assurance that any WindStor we may install will perform as we expect or that any additional patent(s) will be issued.

We are in the process of preparing the application for building permits and letting bids for the construction and installation work at Pioneer Bluff, in Ishpeming, Michigan in connection with the installation of our first WindStor project.  In addition to obtaining the requisite permits, certain other conditions must be satisfied before any agreement for the installation and sale of power becomes binding on the other party.  There can be no assurance that the conditions will be satisfied.

During the quarter we also entered into an additional non-binding Power Purchase Agreements (“PPAs”), continued discussions with prospective customers and issued a variety of proposals for WindStor projects.  Any binding contract entered into will depend upon, among other things, the receipt by us of adequate funding to pay for the units and complete installation.

The initial phase of testing of the 100 kW WWT prototype concluded during this quarter finishing with the successful installation and autonomous operation of our Supervisory Control And Data Acquisition, (“SCADA”) system, a computer system for gathering and analyzing real time data.  The SCADA system is used to monitor and control our WindStor system.  We will continue to use the prototype as a testing platform for ongoing improvements we expect and will implement and test for the WWT.

During the quarter we spent approximately $125,000 on WindStor related Research and Development.

Our business model continues to focus on retained ownership of the WindStor installations and the sale of electricity generated by WWTs to WindStor customers.  If our WindStor prototype performs as we anticipate and WindStor operates successfully in initial commercial installations, we will seek debt financing to fund a portion of future WindStor installations.  We will, however, require significant amounts of capital to install WindStor and for general and administrative expenses.  For foreign WWT opportunities, we intend to sell the WindStor system to the interested party.

Our anticipated near term allocation of funding is as follows, if we are able to obtain the funds:

USE	AMOUNT	TIME FRAME

Ishpeming installation	$650,000	2 Months
Five 200kW WWT Fabrications	$1,500,000	6 Months
Installation and Commissioning	$500,000	6 Months

If we are successful in obtaining funds to be utilized in connection with WindStor, in addition to the near term allocation described above, we intend to allocate them as follows (based on the maximum amount of funds received):

Marketing of WWTs and WindStor	$3,000,000
Continued WWT development, fund WWTs and repayment of promissory notes and other corporate purposes	$7,000,000
TOTAL	$10,000,000

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

Lac Doré Mining Co.

We continue to investigate the market possibilities for divesting the Lac Doré deposit.  We  have not received any indications of interest for a purchase.  We have contacted specialists in mine construction and recovery chemistry, who were instrumental in the pre-feasibility study of Lac Doré, to provide technical support in the divestiture of the deposit.

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

Our approximate cash requirements for administrative costs for the fiscal year ending September 30, 2006 (including direct support of subsidiary operations) follows:

Use	Amount
Employee salaries	$600,000
Professional costs (includes consultants, outside accountants, independent auditors and legal counsel)	$300,000
General and administrative (includes lease obligations, travel and other administrative costs)	$500,000

Neither we nor our subsidiaries will be able to continue commercial or administrative functions for more than a few months unless substantial additional funding becomes available.

As stated in the notes to our consolidated financial statements, because we have suffered recurring losses and a have a deficiency in net assets and working capital, there is substantial doubt about our ability to continue as a going concern.  Our auditors have included a statement to that effect in their report dated December 20, 2005 on our consolidated financial statements for the fiscal year ended September 30, 2005.

Additional Employees and other Employment related activities

Currently, we have 10 fulltime employees.  WindStor Power Co. will need to add a number of employees in anticipation of successful commercial roll out of WindStor and the WWT.  Additions include project managers and administrative personnel.  McKenzie Bay International, Ltd. intends to add administrative personnel, including a controller.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence.  Therefore, actual events, results, performance or achievements may differ materially from the events, results, performance or achievements expressed, forecasted or contemplated by any such forward-looking statements.  In addition to factors described in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, and other periodic reports filed with the SEC including those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 under the caption “FORWARD LOOKING STATEMENTS AND CERTAIN RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK,” which disclosure is hereby incorporated by reference, could cause actual results to differ from those described in the forward-looking statements.

Item 3.  Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The responses to Sections 1 and 3 of our Current Report on Form 8-K dated April 25, 2006 are hereby incorporated by reference.

We did not receive any “offering proceeds” within the meaning of Rule 463 under the Securities Act of 1933 during the period covered by this report.

Item 4.

  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders of was held on March 9, 2006.  The following table includes the name of each person elected as a director at the meeting:

Name of Elected Director	Number of Votes Cast For Election	Number of Votes Withheld For Election	Number of Broker Non-Votes
Gregory N. Bakeman	23,526,417	221,817	5,315,970
Gary L. Westerholm	23,526,417	221,817	5,315,970
John W. Sawarin	18,819,481	4,928,753	5,315,970
Rocco J. Martino	23,526,417	221,817	5,315,970
Stephen D. McCormick	23,527,417	220,817	5,315,970
Donald C. Harms	23,526,417	221,817	5,315,970
John A. Popp	23,524,317	223,917	5,315,970
William H. Damon III	23,526,417	221,817	5,315,970
Anand Gangadharan	23,526,417	221,817	5,315,970

Other than the persons named in the above table, no director’s term of office continued after the meeting.

At the meeting, shareholders approved an amendment to Article Fourth of our Certificate of Incorporation

to increase the aggregate number of shares of common stock, $.001 par value, which we are authorized to issue from 75,000,000 to 150,000,000. 21,992,057 votes were cast in favor of the amendment, 1,671,129 were cast against the amendment, 85,048 votes abstained and there were 5,315,970 broker non-votes.

No other matters were voted upon at the meeting.

Item 6.

Exhibits.

Exhibit Number	Description
2.1

Share Purchase Agreement between McKenzie Bay International, Ltd. and Jacquelin Dery, Laurent Mondou and Experts Conseils Dermond Inc. of February 12, 2002. Previously filed as an exhibit to Amendment No. 2 to our registration statement on Form 10-SB and hereby incorporated by reference.

3.1	Certificate of Incorporation, as amended prior to March 28, 2006. Previously filed as an exhibit to our registration statement on Form 10-SB and hereby incorporated by reference.
3.2	Amendment to Certificate of Incorporation dated March 28, 2006. **
3.3	Bylaws. Previously filed as an exhibit to our registration statement on Form 10-SB and hereby incorporated by reference.
4.1	See Exhibits 3.1 and 3.2.
4.3	Specimen Stock Certificate. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 and hereby incorporated by reference.
4.4	Form of Warrant. Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, and hereby incorporated by reference.
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

4.11

Form of Secured Convertible Debentures issued to Cornell Capital Partners, LP pursuant to Securities Purchase Agreement as of April 18, 2006.  Previously filed as an exhibit to Post-Effective Amendment No. 1 to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

4.12	Form of warrants issued to Cornell Capital Partners, LP. Previously filed as an exhibit to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.
4.13

Form of warrant issued to Cornell Capital Partners, LP pursuant to Securities Purchase Agreement as of April 18, 2006. Previously filed as an exhibit to Post-Effective Amendment No. 1 to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

31.1	Rule 13a-14(a) Certification. **
32.1	Section 1350 Certification.. **

**

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKENZIE BAY INTERNATIONAL, LTD.

Date: May 18 , 2006	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer