Form 10QSB
period 2006-06-30
MCKENZIE BAY INTERNATIONAL LTD
filed 2006-08-18
CIK 1144216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes           No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 17, 2006, there were 33,996,383 shares outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

MCKENZIE BAY INTERNATIONAL, LTD.

-i-

PART I.  FINANCIAL INFORMATION

Item 1.

  Financial Statements.

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS
Current:
Cash and cash equivalents	$335,928	$123,221
Refundable taxes and other receivables	20,443	53,396
Prepaid expenses and deposits	78,685	160,920
Reclamation cash bond	41,000	41,000
Deferred issue and finance costs (note 3)	538,444	328,750
Total current assets	1,014,500	707,287
Property and equipment	439,182	26,551
Other assets	40,357	38,599
Total assets	$1,494,039	$772,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current:
Bank indebtedness	$55,801	$97,720
Accounts payable and accrued expenses	2,887,334	3,147,469
Loan from directors	-	72,600
Convertible promissory notes, net of discount	223,275	199,052
Promissory notes	-	1,750,000
Current portion of long-term debt	174,275	354,664
Reclamation and closure liabilities	40,000	40,000
Total current liabilities	3,380,685	5,661,505
Secured convertible debentures, net of discount (note 3)	145,365	-
Liability for derivative instruments (note 3)	4,878,056	-
Long-term debt, less current portion	1,296,245	1,087,711
Total liabilities	9,700,351	6,749,216

Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock - $0.001 par value (note 4):
150,000,000 shares authorized, 33,516,375 and 30,686,376 issued and outstanding	33,417	30,586
Additional paid in capital	23,921,334	22,245,971
Deficit accumulated during the development stage	(31,370,051))	(27,597,311))
Accumulated other comprehensive loss	(791,012))	(656,025)
Total stockholders’ deficit	(8,206,312))	(5,976,779))
Total liabilities and stockholder’s deficit	$1,494,039	$772,437

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

					Cumulative from
	Three months ended June 30,		Nine months ended June 30,		inception on August 23,
	2006	2005	2006	2005	1996 to June 30, 2006
Revenue	$-	$-	$-	$-	$12,825
Expenses:
Mineral properties and exploration activities	44,108	81,375	53,260	258,920	7,621,060
Research and development, net	291,586	253,810	831,073	1,520,440	3,920,879
General administration	79,801	134,596	295,769	321,137	2,222,739
Employee wages and benefits	132,174	118,878	368,508	146,999	1,816,258
Management wages and benefits	196,577	199,032	639,678	572,001	4,918,483
Professional fees	196,307	371,262	458,476	817,830	3,675,437
Promotion and travel	35,043	87,292	134,201	206,666	1,369,449
Depreciation	1,524	1,802	4,535	5,466	416,128
Other expense (income):
Interest, amortization of debt discounts and finance charges (note 6)	1,313,502	142,317	2,329,854	1,477,997	4,302,146
Asset impairments	-	-	-	-	1,626,821
Incorporation and reorganization costs	-	-	-	-	152,051
Realized loss on marketable securities	-	-	-	-	1,242,242
Gain on sale of property and equipment	-	-	-	-	(26,806)
Gain on settlement of debt	-	(97)		(176,667)	(176,667)
Interest income	(1,085)	(52,184)	(9,384)	(52,272)	(89,181)
Gain on fair value of derivative liability	(1,151,230)	-	(1,333,230)	-	(1,333,230)
Refundable exploration tax credit and mining tax	-	-	-	-	(421,905)
Loss before income and mining taxes and cumulative effect of change in accounting principle	(1,138,307)	(1,338,083)	(3,772,740)	(5,098,517)	(31,223,079)
Income and mining taxes recovery	-	-	-	-	-
Loss before cumulative effect of change in accounting principle	(1,138,307)	(1,338,083)	(3,772,740)	(5,098,517)	(31,223,079)
Cumulative effect of change in accounting principle for SFAS 142	-	-	-	-	(146,972)
Net loss	(1,138,307)	(1,338,083)	(3,772,740)	(5,098,517)	(31,370,051)
Foreign currency translation adjustment	(110,453)	3,158	(134,987)	(149,834)	(791,012)
Comprehensive loss	$(1,248,760)	$(1,334,925)	$(3,907,727)	$(5,248,351)	$(32,161,063)
Basic and diluted loss per share (note 5)	$(0.04)	$(0.05)	$(0.12)	$(0.18)

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Nine months ended June 30,		inception on August 23,
	2006	2005	1996 to June 30, 2006
Operating activities:
Net loss	$(3,772,740)	$(5,098,517)	$(31,370,051)
Items not affecting cash:
Cumulative effect of change in accounting principle	-	-	146,972
Depreciation	4,535	5,466	416,128
Amortization of debt discount and deferred finance costs	1,940,127	1,222,285	3,264,219
Expenses settled through issuance of common stock	-	24,099	1,992,184
Asset impairments	-	-	1,626,821
Realized loss on marketable securities	-	-	1,242,242
Gain on sale of property and equipment	-	-	(26,806)
Gain on settlement of debt	-	(176,667)	(176,667)
Gain on fair value of derivative liability	(1,333,230)	-	(1,333,230)
Stock-based payments	2,700	6,075	2,531,551
Other	-	-	(30,061)
Net changes in working capital related to operations:
Refundable taxes and other receivables	32,848	(20,800)	(6,887)
Prepaid expenses and deposits	82,235	(456,640)	(28,201)
Accounts payable and accrued expenses	(218,837)	582,667	2,932,675
Reclamation and closure liabilities	-	(310,000)	40,000
Net cash used in operating activities	(3,262,362)	(4,222,032)	(18,779,111)
Investing activities:
Purchase of marketable securities	-	-	(1,767,835)
Proceeds from sale of property and equipment	-	-	100,000
Proceeds from sale of marketable securities	-	-	525,593
Redemption (purchase of) reclamation cash bond	-	297,685	(41,000)
Purchase of property and equipment	(416,842)	(2,265)	(2,502,687)
Acquisition of business, net of cash acquired	-	-	(31,286)
Net cash used in activities	(416,842)	295,420	(3,717,215)

(continued next page)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Nine months ended June 30,		inception on August 23,
2006		2005	1996 to June 30, 2006
Financing activities:
Issuance in notes payable	$-	$-	$350,000
(Decrease) increase in bank indebtedness	(39,899)	(12,163)	39,764
Proceeds from issuance of convertible promissory notes	-	-	1,228,280
Increase in promissory notes	-	3,500,000	3,500,000
Repayment of promissory notes	(1,750,000)	(1,375,000)	(3,500,000)
Repayment of convertible promissory notes	-	-	(175,000)
Loan from directors	-	-	72,600
Repayment of loan from directors	(50,000)	-	(50,000)
Proceeds from secured convertible debentures	6,500,000	-	6,500,000
Payment of financing fees and issue costs	(742,500)	-	(1,482,500)
Issuance of long-term debt	159,000	-	296,435
Repayment of long term debt	-	-	(137,435)
Repayment of government assistance	(187,980)	(128,289)	(378,105)
Receipt of repayable government assistance	-	118,307	1,288,978
Proceeds from sale of common stock	-	1,420,000	15,430,558
Proceeds from sale of options	-	-	33,160
Redemption of redeemable common stock	-	-	(37,500)
Purchase of common stock for treasury	-	-	(149,622)
Net cash provided by financing activities	3,888,621	3,522,855	22,829,613
Effect of foreign currency exchange rate change on cash and cash equivalents	3,290	(7,058)	2,641
Net increase (decrease) in cash and cash equivalents	212,707	(410,815)	335,928
Cash and cash equivalents, beginning of period	123,221	562,250	-
Cash and cash equivalents, end of period	$335,928	$151,435	$335,928

(continued next page)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	Nine months ended June 30,		inception on August 23,
	2006	2005	1996 to June 30, 2006
Supplemental information:
Cash paid for interest	$247,403	$23,545	$516,732
Issuance of common stock in lieu of settlement of debt	116,200	74,750	190,950
Issuance of common stock upon conversion of secured convertible debentures	1,200,000	-	1,200,000
Issuance of common stock upon conversion of promissory notes	-	825,000	850,626
Issuance of common stock in lieu of payment of issue costs	-	270,000	550,000
Issuance of common stock in lieu of repurchasing redeemable common stock	-	32,500	202,500
Issuance of stock options in lieu of payment of notes payable	-	-	356,424
Issuance of stock options in lieu of repurchasing redeemable common stock	-	-	605,210
Repurchase of common stock in settlement of accounts receivable	-	-	11,300

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2006

1. Nature of operations

McKenzie Bay International, Ltd. and subsidiaries (Company) is a development stage company with no operations.  The Company’s primary business activity is the development of wind powered alternative energy systems.  In addition, the Company holds mining claims to a vanadium deposit in Northern Quebec.

2. Accounting policies
(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals and other asjustments) considered necessary for a fair presentation have been included.  The accompanying financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. Operating results for any interim period are not necessarily indicative of the results of operations that may be expected for the fiscal year ending September 30, 2006.

The accompanying financial statements have been prepared on the basis of the Company continuing as a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has suffered recurring losses and has a deficiency in net assets that raise substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise additional capital and generate profits. Although management believes that it will be successful at raising additional capital in the short-term and will have profitable operations in the long-term, there are no firm commitments as of the filing date of this Form 10-QSB (see also Part I, Item 2, Management's Discussion and Analysis or Plan of Operation).

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

2. Accounting policies (continued)
(d) Share-Based Payment (continued)

Had the compensation cost for stock options issued to employees, officers and directors been determined based on the fair value method consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows for the periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Net loss as reported	$(1,138,307)	$(1,338,083)	$(3,772,740)	$(5,098,517)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	900	2,025	2,700	6,075

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(73,544)	(149,156)	(549,260)	(1,021,318)

Pro forma net loss	$(1,210,951)	$(1,485,214)	$(4,319,300)	$(6,113,760)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.05)	$(0.12)	$(0.18)
Pro forma	$(0.04)	$(0.05)	$(0.14)	$(0.22)

The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following weighted average for the period ended June 30, 2006 and 2005:

(e) Reclassifications

   Certian amounts from the prior year have been reclassified to conform to the current year presentation.

3. Securities Purchase Agreement with Cornell Capital Partners

On October 11, 2005, the Company entered into a Securities Purchase Agreement (Agreement) with Cornell Capital Partners (Cornell Capital) wherein Cornell Capital agreed to purchase up to $5,000,000 of the Company’s Secured Convertible Debentures. On the same date, Cornell Capital purchased a Secured Convertible Debenture from the Company in the face amount of $3,000,000. The principal sum together with accrued but unpaid interest at an annual rate of approximately 10.14% is payable on or before October 11, 2007. On November 14, 2005, Cornell Capital purchased a second Secured Convertible Debenture in the face amount of $2,000,000 with substantially identical terms.

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

Additionally April 18, 2006, the Company entered into a new Agreement with Cornell Capital. Upon the terms and subject to the conditions contained in the original Agreement, the Company agreed to sell to Cornell Capital and Cornell Capital agreed to purchase up to $1,500,000 of the Company’s Secured Convertible Debentures.

Pursuant to this new Agreement, Cornell Capital purchased the Secured Convertible Debentures from the Company in the face amount of $500,000 on April 19, 2006, May 12, 2006 and June 27, 2006 each. The principal sum together with accrued but unpaid interest at an annual rate of 10% is payable on or before April 19, 2008, May 12, 2008 and June 27, 2008 respectively.

3. Securities Purchase Agreement with Cornell Capital Partners (continued)

The terms and conditions of the new Agreement are substantially the same as the original Agreement as described above with the exception that the price to redeem the debentures or convert the debentures to common stock is based on $0.75 per share as opposed to $1.10 per share.

The Secured Convertible Debentures are secured pursuant to the terms of Pledge and Escrow Agreements wherein the Company pledged and delivered to an escrow agent 35,869,564 shares of the Company’s common stock to secure payment of the Secured Convertible Debentures.  In the event of a default by the Company under the Secured Convertible Debentures or other agreements relating to them, the escrow agent is authorized to deliver the pledged shares to Cornell Capital.  The undelivered shares are not considered outstanding for purposes of computing earnings per share of the Company.

Pursuant to the Securities Purchase Agreements, the Company issued warrants to Cornell Capital to purchase 5,000,000 and 5,000,000 shares of the Company’s common stock for a period of five years at an exercise price of $1.00 and $0.75 per share, respectively, subject to adjustment as set forth in the warrants.  In no event, however, shall Cornell Capital be entitled to exercise a warrant for a number of shares in excess of that number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of the Company’s common stock beneficially owned by Cornell Capital and its affiliates to exceed 4.99% of the outstanding shares of the Company’s common stock following such exercise, except within sixty days of the expiration of the warrant.  If at the time of exercise of either of the warrants, the underlying shares are not subject to an effective registration statement under the Securities Act of 1933 or if an event of default under the Secured Convertible Debentures or certain other documents has occurred, Cornell Capital, in lieu of making payment of the exercise price in cash, may elect a cashless exercise in accordance with the formula set forth in the warrants.

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

On October 11, 2005, the Company entered into a Registration Rights Agreement with Cornell Capital wherein the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) the registration statement for the resale by Cornell Capital of at least 39,062,500 shares to be issued upon conversion of the Secured Convertible Debentures and 5,000,000 shares underlying the warrants.

On April 25, 2006, the Company also entered into an additional Registration Rights Agreement with Cornell Capital wherein the Company agreed to prepare and file with the SEC a registration statement for the resale by Cornell Capital of at least 13,586,956 shares to be issued upon conversion of the Secured Convertible Debentures and 5,000,000 shares underlying the warrants. The registration statement was effective with the SEC on June 23, 2006.

3.

Securities Purchase Agreement with Cornell Capital Partners (continued)

The Company has the right, at its option, provided that the shares issuable under the warrants are registered as described above, to force Cornell Capital to exercise the warrants in whole or in part if the closing bid price of its common stock is $1.25 or greater for 15 consecutive trading days and such bid price is higher than the then exercise price of the warrant.

The Company has agreed to indemnify Cornell Capital against certain losses, costs or damages which may arise in connection with the registration statement, including those that may arise under the Securities Act of 1933.

The holder of the Secured Convertible Debentures and warrants has registration rights that required the Company to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the Secured Convertible Debentures and the exercise of the warrants.  Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control.  Accordingly, the initial estimated aggregate fair value of the derivatives (warrants and conversion feature) of $6,500,000 was recorded as a derivative liability in the consolidated balance sheet, with a corresponding reduction in the face value of the debenture liability treated as debt discount that will be amortized over the life of the debentures.  Changes in the estimated fair value of the derivative liability are recorded in the statement of operations at the end of each reporting period.  The change in the estimated fair value of the derivative liability since the date of issuance of the debentures and warrants for the three months and nine months ended June 30, 2006 resulted in a gain of $1,151,230 and $1,333,230, respectively.

Pursuant to the Securities Purchase Agreements, the Company paid Yorkville Advisors Management LLC , the general partner of Cornell Capital, fees of $457,500.  Additionally, the Company has paid the commissions of $285,000 in connection with the issuance of the Secured Convertible Debentures to Spencer Clarke LLC, at 6% of the proceeds received from Cornell Capital from the sale of the Secured Convertible Debentures.  The Company has deferred and is amortizing these fianance costs on a basis that approximates the interest method over the expected term of the related debentures.  Total amortization recorded as finance charges for the three months and nine months ended June 30, 2006 is $79,350 and $204,056, respectively, and the unamortized deferred finance costs is $ 538,444 as of June 30, 2006.

In addition, the Company agreed to issue warrants to Spencer Clarke to the extent that the number of shares underlying the warrants will be equal to 10% of the number of shares acquired by Cornell Capital upon conversion of the Secured Convertible Debentures, at a price equal to the conversion price, plus $0.05 per share, for a period of 5 years. The Company has issued warrants to Spencer Clarke for the purchase of 271,740 shares during the nine months ended June 30, 2006.

During the three and nine months ended June 30, 2006, $1,000,000 and $1,200,000 of the Secured Convertible Debentures were converted into 2,346,519 and 2,717,399 common shares respectively.  The principal amount of the Secured Convertible Debentures outstanding as of June 30, 2006 was $5,300,000.  The debt discount attributable to the conversion feature is being amortized as additional non-cash interest expense over the life of the debt using the effective interest method.  Total amortization recorded as interest expense during the three months and nine months ended June 30, 2006 is $1,058,336 and $1,345,365, respectively, and the unamortized discount of the debt is $5,154,635 as of June 30, 2006.

4. Common stock The following table summarizes the activity related to common stock and additional paid in capital for the nine months ended June 30, 2006:

	Shares	Common stock	Additional paid in capital	Total
Balance, September 30, 2005	30,686,376	$30,586	$22,245,971	$22,276,557
Reclassification of warrants and options to derivative liability	-	-	(422,000)	(422,000)
Stock options issued for compensation	-	-	900	900
Balance, December 31, 2005	30,686,376	30,586	21,824,871	21,855,457

Common shares issued for settlement of loan from director	22,600	23	22,577	22,600
Common shares issued on conversion of secured convertible debentures (note 3)	370,880	371	199,629	200,000
Stock options issued for compensation	-	-	900	900
Stock options issued for services	-	-	23,122	23,122

Balance, March 31, 2006	31,079,856	30,980	22,071,099	22,102,079

Common shares issued for services ($1.04 Wt. Avg./share)	90,000	90	93,510	93,600
Common shares issued on conversion of secured convertible debentures (note 3)	2,346,519	2,347	1,755,825	1,758,172
Stock options issued for compensation	-	-	900	900
Fair value of warrants issued to private placement agent	-	-	-	-
Balance June 30, 2006	33,516,375	$33,417	23,921,334	$23,954,751

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

(i)

Under the 2001 Employee Incentive Stock Option Plan, options may be granted at an exercise price equal to the market price on the date of the grant.  All options expire no later than ten years from the grant date.  In the event an option is granted to an employee who owns 10% or more of the voting power of common stock of the Company, the purchase price of each share shall be 110% of the market price on the date of grant and the expiration date of the option shall be no more than five years from the date of grant of such option.  As of June 30, 2006, options to purchase an aggregate of 1,440,000 common shares have been issued under this plan.

(ii)

Under the 2001 Employee Non-Qualified Stock Option Plan, options may be granted to employees or certain non-employees at an exercise price as determined by the administrator of the plan on the date of the grant.  The options expire ten years from the date of grant.  As of June 30, 2006, options to purchase an aggregate of 1,830,000 common shares have been issued under this plan.

(iii)

Under the 2001 Directors Non-Qualified Stock Option Plan, options may be granted to directors of the Company or certain non-employees for terms of up to ten years at an exercise price as determined by the administrator on the date of the grant.  The options vest over three years.  As of June 30, 2006, options to purchase an aggregate of 2,189,314 common shares have been issued under this plan.

4.

Common stock (continued)

The following tables contain information with respect to all options granted by the Company, in addition to those granted under the preceding incentive plans:

	Outstanding options			Exercisable options
Price	Shares	Weighted Average Remaining life (years)	Weighted average price /share	Shares	Weighted average price /share
$0.67 – 1.07	12,094,147	3.27	$1.00	11,164,147	$1.00
1.22-1.25	617,400	2.18	1.24	517,400	1.25
1.30-1.50	2,059,167	5.35	1.37	1,509,167	1.39
1.88	525,000	7.26	1.88	525,000	1.88
2.00-3.00	75,000	2.49	2.70	75,000	2.70
	15,370,714			13,790,714

4.

Common stock (continued)

(b) Stock warrants

As of June 30, 2006, the following warrants for the purchase of common stock were outstanding:
Number of warrants
Outstanding, September 30, 2005	2,554,461
Issued	5,000,000
Expired	(66,143)
Outstanding, December 31, 2005	7,488,318
Issued	37,088
Expired	(15,730)
Outstanding, March 31, 2006	7,509,676
Issued	5,234,652
Expired	(186,550)
Outstanding, June 30, 2006	12,557,778

The warrants outstanding at June 30, 2006, can be exercised at prices ranging from $0.29 to $1.42. The expiration dates of the warrants range from August 13, 2006 to June 26, 2011.

5.

Basic and diluted loss per common share

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Net loss	$(1,138,307)	$(1,338,083)	$(3,772,740)	$(5,098,517)
Total weighted average number of common shares and equivalent	32,274,496	28,821,709	31,347,568	27,783,450
Net loss per common share	$(0.04)	$(0.05)	$(0.12)	$(0.18)

	The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect:

			Shares at end of period June 30,
			2006	2005

	Shares issuable upon exercise of stock options		15,370,714	14,813,484
	Shares issuable upon exercise of warrants		12,557,778	2,281,388
	Shares issuable upon conversion of convertible promissory notes		183,745	80,200
	Shares issuable upon conversion of secured convertible debentures		20,703,125	-

6.

Interest, amortization of debt discounts and finance charges

Interest and finance charges consists of:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Amortization of deferred finance charges paid in connection with the secured convertible debentures (2006 issues)	$79,350	$-	$204,056	$-
Amortization of debt discount related to the fair value of the beneficial conversion feature and warrants issued in connection with the secured convertible debentures (2006 issues)	1,058,336	-	1,345,365	-
Amortization of the fair value of warrants issued for placement fees (2006 issues)	36,458	-	47,458	-
Amortization of deferred finance charges paid and debt discount related to the intrinsic value of beneficial conversion feature and warrants issued in connection with the convertible promissory notes (2005 issue)	-	-	343,248	-
Amortization of deferred finance charges and issue costs paid	-	-	-	79,724
Amortization of the fair value of warrants issued for placement fees (2004 issue)	-	-	-	119,395
Amortization of debt discount related to the intrinsic value of the beneficial feature and warrants issued in connection with the convertible promissory notes (2004 issue)	-	-	-	1,023,166
Interest paid on convertible promissory notes	1,234	90,172	3,595	168,095
Interest paid on secured convertible debentures	128,320	-	343,802	-
Other interest	9,804	52,145	42,330	87,617
	$1,313,502	$142,317	$2,329,854	$1,477,997

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Development of WindStor

Construction of the 200 kW WindStor® system (“WindStor”), which includes the vertical axis WindStor Wind Turbine (“WWT”), began during the quarter at Pioneer Bluff in Ishpeming, Michigan.  All permits and engineering drawings are in place.  Delays in receiving final drawings for WindStor Wind Turbine components coupled with longer than indicated delivery times for certain parts and components, however, have put the Pioneer Bluff project several months behind schedule.  “Expedited” production and delivery of parts and components caused by later than expected orders provided to manufacturers, plus, price increases in materials and cost overruns in engineering and design have increased the planned installed cost of the Pioneer Bluff pilot commercial project by approximately $500,000.  Increased project costs, coupled with the lengthy delay in completing the project, contributed to the exhaustion of our capital resources before the installation at Pioneer Bluff could be completed.  We are seeking significant additional capital to complete the installation at Pioneer Bluff and to continue the roll out of WindStor.  If do not obtain that capital, we will not be able to accomplish either of those activities.  There can be no assurance that we will be successful in obtaining any additional capital on terms not unfavorable to us, if at all.

We continue to believe that the inquiries being received domestically and abroad about WindStor installations are indicative of significant demand for the technology.  Optimization of the WindStor system, particularly anticipated reductions in the installed cost of the WWT as production cost efficiencies are obtained, will be critical to our success.  We are planning additional engineering work, including WWT efficiency, WWT construction, component materials, and sourcing of parts and components, to reduce installed WWT costs.

During the quarter, we spent approximately $292,000 on WindStor related research and development.  In addition, we spent $148,000 direclty on the Pioneer Bluff installation.

Our business model continues to focus on retained ownership of the WindStor installations and the sale of electricity generated by WWTs to WindStor prospective customers.  If the Pioneer Bluff pilot installation performs as we anticipate, we will seek equity partners with tax oriented investment objectives and debt financing to fund a significant portion of future WindStor installations.  We will, however, require significant additional amounts of capital to install WindStor and for general and administrative expenses.  For foreign WWT opportunities and some domestic projects, we intend to sell the WindStor system to the interested party.  We may retain an ownership position in these projects, but this is not a condition of a transaction.

To conserve our extremely small financial resources, we have reduced our staff to the core operating requirements.  We have released, laid-off and accepted the retirement of additional employees.  We have also evaluated and reduced our overhead.

In the very near term, our anticipated allocation of funding is as follows, if we are able to obtain the funds:

USE	AMOUNT	TIME FRAME

Pioneer Bluff installation	$650,000	2 Months
Marketing and Capital Raising	$350,000	4 Months
Administrative Costs	$500,000	4 Months

If we are successful in obtaining funds to be utilized in connection with WindStor, in addition to the near term funding requirements described above, we intend to allocate them as follows (based on a maximum amount of funds received below):

Marketing and administrative support for WWTs and WindStor	$ 3,000,000
Repayment of promissory notes	$ 85,000
Continued WWT development, fund WWT projects and other corporate purposes	$ 6,915,000
TOTAL	$10,000,000

Lac Doré Mining Co.

We continue to investigate the market possibilities for divesting the Lac Doré deposit.  We do not have any indications of interest for a purchase.  Funding concerns have delayed our engaging the specialists in mine construction and recovery chemistry, who were instrumental in the pre-feasibility study of Lac Doré, to provide technical support in the divestiture of the deposit.

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

Our approximate cash requirements for administrative costs for the fiscal year ending September 30, 2006 (including direct support of subsidiary operations) follows:

Use	Amount
Employee salaries	$180,000
Professional costs (includes consultants, outside accountants, independent auditors and legal counsel)	$220,000
General and administrative (includes lease obligations, travel and other administrative costs)	$100,000

Neither we nor our subsidiaries will be able to continue commercial or administrative functions unless substantial additional funding becomes available.

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

Additional Employees and other Employment related activities

Currently, we have five fulltime employees.  WindStor Power Co. will need to add a number of employees in anticipation of successful commercial roll out of WindStor and the WWT.  Additions include project managers and administrative personnel.  McKenzie Bay International, Ltd. intends to add administrative personnel, including a controller.

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

Item 3.  Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO/CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Securities Purchase Agreement dated as of April 18, 2006 between Cornell Capital Partners, LP and us, Cornell Capital Partners purchased a Secured Convertible Debenture from us in the face amount of $500,000 for a like amount on April 25, 2006. The principal sum together with accrued but unpaid interest at an annual rate of 10% is payable on or before April 18, 2008.  On May 19, 2006, Cornell Capital Partners purchased an additional Secured Convertible Debenture in the face amount of $500,000 for a like amount. Cornell Capital Partners purchased a third such Secured Convertible Debenture for a like amount on June 27, 2006. Each of the Secured Convertible Debentures is convertible into shares of our common stock at the option of its holder. The number of shares issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debentures to be converted by the lesser of (a) $.75 or (b) 80% of the lowest closing bid price of our shares for the five trading days immediately preceding the conversion, subject to adjustments set forth in the Secured Convertible Debentures. If, however, at the time of any conversion: (1) the number of our shares authorized, unissued and unreserved for all purposes, or held as treasury stock, is insufficient to pay principal and interest in our shares; (2) our shares are not listed or quoted for trading on the Nasdaq OTC Bulletin Board, Nasdaq Capital Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market; (3) we have failed to timely satisfy the conversion; or (4) the conversion would be prohibited by the terms of the Secured Convertible Debentures, then, at the option of the holder of the Secured Convertible Debentures, we, in lieu of delivering shares, must deliver, an amount in cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the then conversion price and multiplied by the highest closing price of the shares from date of the conversion notice until the date that such cash payment is made. Other adjustments of the conversion price are similar to the adjustment to the exercise price of the warrant we issued to Cornell Capital Partners as described below. If an event of default, as defined in the Secured Convertible Debentures, occurs and remains uncured, then the amount of $.75 which would otherwise be used in the computation of the conversion price will be reduced to $.10 for such purpose.

During the quarter ended June 30, 2006, Cornell Capital Partners converted $1,000,000 of the face amount of the Secured Convertible Debentures into 2,346,519 shares of our common stock. We have registered an aggregate of 50,348,724 shares underlying the Secured Convertible Debentures under the Securities Act of 1933 for public resale by Cornell Capital Partners.

Pursuant to the Securities Purchase Agreement, we issued a warrant to Cornell Capital Partners to purchase 5,000,000 shares of our common stock for a period of five years at an exercise price of $.75 per share, subject to adjustment as set forth in the warrant.  In no event, however, shall the holder of the warrant be entitled to exercise the warrant for a number of shares in excess of that number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of our common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such exercise, except within sixty days of the expiration of the warrant. If at the time of exercise of the warrant, the underlying shares are not subject to an effective registration statement under the Securities Act of 1933 or if an event of default under the Secured Convertible Debentures or certain other documents has occurred, the holder of the warrant, in lieu of making payment of the exercise price in cash, may elect a cashless exercise in accordance with the formula set forth in the warrant. We have registered the shares underlying the warrant under the Securities Act of 1933 for public resale by Cornell Capital Partners.

We have paid a commission to Spencer Clarke LLC, a selling stockholder, of $195,000 in connection with the issuance of the Secured Convertible Debentures and agreed that if the Secured Convertible Debentures were converted into common stock, we would issue warrants to Spencer Clarke LLC for the purchase of our common stock equal to 10% of the shares converted by Cornell Capital Partners, at a price equal to the conversion price, plus $0.05 per share, for a period of 5 years.  Accordingly, during the quarter ended June 30, 2006, we issued warrants to Spencer, Clarke for the purchase of 234,652 shares of our common stock with an exercise price of $0.48 per share. We intend to register the shares underlying the warrants, as well those underlying any additional such warrants we may issue, under the Securities Act of 1933 for public resale by Spencer Clarke LLC.

The disclosure in our prospectus dated June 23, 2006 filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933 contains additional terms and conditions and such disclosure is hereby incorporated by reference.

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
3.2

Amendment to Certificate of Incorporation dated March 28, 2006.  Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 and hereby incorporated by reference.

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

10.1

Securities Purchase Agreement dated as of April 18, 2006 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to Post-Effective Amendment No. 1 to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.2

Investor Registration Rights Agreement dated as of April 18, 2006 between Cornell Capital Partners, LP and McKenzie Bay International, Ltd. Previously filed as an exhibit to Post-Effective Amendment No. 1 to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.3

Pledge And Escrow Agreement dated as of April 18, 2006 between Cornell Capital Partners, LP, David Gonzalez, Esq. and McKenzie Bay International, Ltd. Previously filed as an exhibit to Post-Effective Amendment No. 1 to our registration statement on Form SB-2, file number 333-129673, and hereby incorporated by reference.

10.4

Deferred Compensation Agreement of July 31, 2006 by and between McKenzie Bay International, Ltd. and Gary L. Westerholm. Previously filed as an exhibit to Post-Effective Amendment No. 1 to our registration statement on Form SB-2, file number 333-134109 and hereby incorporated by reference. *

31.1	Rule 13a-14(a) Certification. **
32.1	Section 1350 Certification.. **

**

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKENZIE BAY INTERNATIONAL, LTD.

Date: August 18, 2006	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer