Form 10QSB/A
period 2006-06-30
MCKENZIE BAY INTERNATIONAL LTD
filed 2006-08-21
CIK 1144216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-QSB/A

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(See accompanying notes to condensed consolidated financial statements)

MCKENZIE BAY INTERNATIONAL, LTD. and subsidiaries

(A development-stage company)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

					Cumulative from
	Three months ended June 30,		Nine months ended June 30,		inception on August 23,
	2006	2005	2006	2005	1996 to June 30, 2006
Revenue	$-	$-	$-	$-	$12,825
Expenses:
Mineral properties and exploration activities	44,108	81,375	53,260	258,920	7,621,060
Research and development, net	291,586	253,810	831,073	1,520,440	3,920,879
General administration	79,801	134,596	295,769	321,137	2,222,739
Employee wages and benefits	132,174	118,878	368,508	146,999	1,816,258
Management wages and benefits	196,577	199,032	639,678	572,001	4,918,483
Professional fees	196,307	371,262	458,476	817,830	3,675,437
Promotion and travel	35,043	87,292	134,201	206,666	1,369,449
Depreciation	1,524	1,802	4,535	5,466	416,128
Other expense (income):
Interest, amortization of debt discounts and finance charges (note 6)	1,313,502	142,317	2,329,854	1,477,997	4,302,146
Asset impairments	-	-	-	-	1,626,821
Incorporation and reorganization costs	-	-	-	-	152,051
Realized loss on marketable securities	-	-	-	-	1,242,242
Gain on sale of property and equipment	-	-	-	-	(26,806)
Gain on settlement of debt	-	(97)		(176,667)	(176,667)
Interest income	(1,085)	(52,184)	(9,384)	(52,272)	(89,181)
Gain on fair value of derivative liability	(1,151,230)	-	(1,333,230)	-	(1,333,230)
Refundable exploration tax credit and mining tax	-	-	-	-	(421,905)
Loss before income taxes and cumulative effect of change in accounting principle	(1,138,307)	(1,338,083)	(3,772,740)	(5,098,517)	(31,223,079)
Income taxes	-	-	-	-	-
Loss before cumulative effect of change in accounting principle	(1,138,307)	(1,338,083)	(3,772,740)	(5,098,517)	(31,223,079)
Cumulative effect of change in accounting principle for SFAS 142	-	-	-	-	(146,972)
Net loss	(1,138,307)	(1,338,083)	(3,772,740)	(5,098,517)	(31,370,051)
Foreign currency translation adjustment	(110,453)	3,158	(134,987)	(149,834)	(791,012)
Comprehensive loss	$(1,248,760)	$(1,334,925)	$(3,907,727)	$(5,248,351)	$(32,161,063)
Basic and diluted loss per share (note 5)	$(0.04)	$(0.05)	$(0.12)	$(0.18)

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

The holder of the Secured Convertible Debentures and warrants has registration rights that required the Company to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the Secured Convertible Debentures and the exercise of the warrants.  Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control.  Accordingly, the initial estimated aggregate fair value of the derivatives (warrants and conversion feature) of $6,500,000 was recorded as a derivative liability in the consolidated balance sheet, with a corresponding reduction in the face value of the debenture liability treated as debt discount that will be amortized over the life of the debentures.  Changes in the estimated fair value of the derivative liability are recorded in the statement of operations at the end of each reporting period.  The change in the estimated fair value of the derivative liability since the date of issuance of the debentures and warrants for the three and nine months ended June 30, 2006 resulted in a gain of $1,151,230 and $1,333,230, respectively.

Pursuant to the Securities Purchase Agreements, the Company paid Yorkville Advisors Management LLC , the general partner of Cornell Capital, fees of $457,500.  Additionally, the Company has paid commissions of $285,000 in connection with the issuance of the Secured Convertible Debentures to Spencer Clarke LLC, at 6% of the proceeds received from Cornell Capital from the sale of the Secured Convertible Debentures.  The Company has deferred and is amortizing these fianance costs on a basis that approximates the interest method over the expected term of the related debentures.  Total amortization recorded as finance charges for the three and nine months ended June 30, 2006 is $79,350 and $204,056, respectively, and the unamortized deferred finance costs is $ 538,444 as of June 30, 2006.

In addition, the Company agreed to issue warrants to Spencer Clarke to the extent that the number of shares underlying the warrants will be equal to 10% of the number of shares acquired by Cornell Capital upon conversion of the Secured Convertible Debentures, at a price equal to the conversion price, plus $0.05 per share, for a period of 5 years. The Company has issued warrants to Spencer Clarke for the purchase of 271,740 shares of the Company's common stock during the nine months ended June 30, 2006.

During the three and nine months ended June 30, 2006, $1,000,000 and $1,200,000 of the Secured Convertible Debentures were converted into 2,346,519 and 2,717,399 common shares respectively.  The principal amount of the Secured Convertible Debentures outstanding as of June 30, 2006 was $5,300,000.  The debt discount attributable to the conversion feature is being amortized as additional non-cash interest expense over the life of the debt using the effective interest method.  Total amortization recorded as interest expense during the three and nine months ended June 30, 2006 is $1,058,336 and $1,345,365, respectively, and the unamortized discount of the debt is $5,154,635 as of June 30, 2006.

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

5.

Basic and diluted loss per common share

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Net loss	$(1,138,307)	$(1,338,083)	$(3,772,740)	$(5,098,517)
Total weighted average number of common shares	32,274,496	28,821,709	31,347,568	27,783,450
Net loss per common share	$(0.04)	$(0.05)	$(0.12)	$(0.18)

	The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect:

			Shares at end of period June 30,
			2006	2005

	Shares issuable upon exercise of stock options		15,370,714	14,813,484
	Shares issuable upon exercise of warrants		12,557,778	2,281,388
	Shares issuable upon conversion of convertible promissory notes		183,745	80,200
	Shares issuable upon conversion of secured convertible debentures		20,703,125	-

6.

Interest, amortization of debt discounts and finance charges

Interest and finance charges consists of:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Amortization of deferred finance charges paid in connection with the secured convertible debentures (2006 issues)	$79,350	$-	$204,056	$-
Amortization of debt discount related to the fair value of the conversion feature and warrants issued in connection with the secured convertible debentures (2006 issues)	1,058,336	-	1,345,365	-
Amortization of the fair value of warrants issued for placement fees (2006 issues)	36,458	-	47,458	-
Amortization of deferred finance charges paid and debt discount related to the intrinsic value of beneficial conversion feature and warrants issued in connection with the convertible promissory notes (2005 issue)	-	-	343,248	-
Amortization of deferred finance charges and issue costs paid	-	-	-	79,724
Amortization of the fair value of warrants issued for placement fees (2004 issue)	-	-	-	119,395
Amortization of debt discount related to the intrinsic value of the beneficial feature and warrants issued in connection with the convertible promissory notes (2004 issue)	-	-	-	1,023,166
Interest paid on convertible promissory notes	1,234	90,172	3,595	168,095
Interest paid on secured convertible debentures	128,320	-	343,802	-
Other interest	9,804	52,145	42,330	87,617
	$1,313,502	$142,317	$2,329,854	$1,477,997

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

31.1	Rule 13a-14(a) Amended Certification. **
32.1	Section 1350 Amended Certification.. **

**

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKENZIE BAY INTERNATIONAL, LTD.

Date: August 21, 2006	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer